Form 10-K
period 2025-12-31
GigCapital9 Corp.
filed 2026-03-31
CIK 2098712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-43074

GigCapital9 Corp.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1894186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value and one right to receive one-fifth of one Class A ordinary share	GIXXU	The Nasdaq Stock Market LLC
Class A ordinary share, par value $0.0001 per share	GIX	The Nasdaq Stock Market LLC
Rights, to receive one-fifth of one Class A ordinary share	GIXXR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2025 and therefore it cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

As of March 30, 2026, 25,688,954 Class A ordinary shares, par value $0.0001 per share and 10,857,857 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” “GigCapital9” or the “Company” refer to GigCapital9 Corp. References to our “management” or our “management team” refer to our directors and executive officers. References to the “Sponsor” refer to GigAcquisitions9 Corp. References to “initial shareholders” refer to holders of our Sponsor (or non-affiliated investors to which our Sponsor assigns the subscription right for the private placement units and as a result, transfers any founder shares), Lynrock Lake Master Fund LP (“Lynrock”), the GigCapital Global advisors and our directors and officers to the extent they hold the founder shares or insider shares immediately prior to the consummation of this offering, and the non-managing investors. References to “founder shares" refer to the Class B ordinary shares initially purchased by our Sponsor in the private placement prior to the initial public offering and then partially sold to the GigCapital Global advisors and Lynrock and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time our initial business combination. References to “insider shares” refer to 15,000 Class B ordinary shares granted to our Chief Financial Officer. References to “private placement units” refer to the private placement units sold in the private placement closed concurrently with our initial public offering, and references to “private placement shares” and “private placement rights” refer to the Class A ordinary shares and rights to receive one-fifth of one Class A ordinary share upon the consummation of an initial business combination, respectively, underlying the private placement units sold in the private placement. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a Cayman Islands exempted company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

On January 28, 2026, we consummated an initial public offering (“Offering”) of 25,300,000 units (the “public units”), including the issuance of 3,300,000 public units as a result of the underwriters’ exercise in full of their over-allotment option. Each public unit consists of one Class A ordinary share of the Company (each a “public share”), and one right to receive one-fifth of one Class A ordinary share upon the consummation of an initial business combination (a “public right”). The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $253,000,000.

Simultaneously with the closing of the Offering, our Sponsor, GigAcquisitions9 Corp., which is owned by two of our directors, Dr. Avi S. Katz and Dr. Raluca Dinu, together with six GigCapital Global advisors, including three of whom are our directors, Bryan Timm, Raanan Horowitz and Luis Machuca, plus Zeev Weiner, Karen Rogge and Peter Wang, and non-affiliated Lynrock Lake Master Fund LP (“Lynrock”) subscribed pursuant to unit purchase agreements (collectively, the “Unit Purchase Agreements”) to purchase an aggregate of 107,500 private placement units, at a price of $9.7374 per unit, for an aggregate purchase price of $1,046,771. Each unit sold in this private placement consisted of one Class A ordinary share and one right to receive one-fifth of one Class A ordinary share upon the consummation of an initial business combination. The private placement units are identical to the public units sold in the Offering, subject to certain limited exceptions.

Simultaneously with the closing of the Offering, ten groups of institutional accredited investors (none of which are affiliated with any member of our management, our Sponsor or any other investor), which we refer to as the “non-managing investors,” purchased an aggregate of (a) 3,178,430 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 private placement units at a price of $9.7374 per private placement unit, for an aggregate purchase price of $2,814,541. We refer to the 3,178,430 Class B ordinary shares issued to the non-managing investors as “private investor shares.”

We have not selected any specific business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on companies in the aerospace and defense services (“A&D”) industry and technology, media and telecommunications (“TMT”) industry, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, artificial intelligence (“AI”) and machine learning industries (“ML”). We intend to effectuate our initial business combination using cash from the proceeds of our Offering, the sale of the private placement units, the sale of private investor shares, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses.

Our management team has significant hands-on experience helping companies optimize their existing and new growth initiatives. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, through their more than 30 years of experience in the public markets and more so the last nine years as repeat sponsors of special purpose acquisition company (“SPAC”) entities, as well as strong relationships in the A&D, TMT, cybersecurity and secured communications and quantum-based command and control systems, AI and ML industries, to help shape corporate strategies. Additionally, our management team has operated and invested in leading global A&D, TMT, cybersecurity and secured communications and quantum-based command and control systems, AI and ML companies across their corporate life cycles and has developed deep relationships with key large multi-national organizations, global leaders and executives, and private and public investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer and strategic partner relationships, and achieve global ambitions to unlock value through the business combination closing, as well as following the completion of our initial business combination for a horizon of 3-5 years.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, further accelerate the growth of a company at the intersection of the A&D services industry and the TMT industry, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML, and to contribute to the global A&D and TMT economy. Our Company’s unique expertise offers a comprehensive framework for a publicly traded company to foster both organic and strategic growth initiatives within its operational ecosystem. Our selection process is expected to leverage our management team’s broad and deep relationship network and unique expertise in the A&D and TMT industries. Market size, growth potential, competition, and barriers to entry are all essential factors to consider as we identify the acquisition target. Our team intends to utilize an in-depth evaluation process of potential acquisition targets based on financial performance, strategic fit, and potential synergies as well as the company’s products, and services to ensure our target is aligned. Although the global A&D and TMT economy is highly regulated, and there are many legal and regulatory considerations that companies must consider, such as licensing requirements, export controls, and liability issues; our management team’s expertise and track record in the A&D and TMT ecosystem, and all related technologies, will help mitigate these factors by proactively advising potential target companies on navigating these issues.

Overall, an acquisition and value creation strategy impacting the global A&D and TMT economy requires a careful and strategic approach. The potential benefits can be significant for companies with the ability to identify and acquire complementary businesses and technologies with synergies through effective integration. Our management team believes that the global A&D and TMT economy has significant market growth potential, related to the development and use of innovative technologies. Over the last decade, there has been a steady increase in the demand for space-based services and applications for both the private sector as well as various government agencies. Over the last few years, rising geopolitical tensions plus ever growing commercial applications in a variety of fields of use, have driven the increased demand for unmanned aerial vehicles (“UMV”) systems and other drone technologies.

We expect to distinguish ourselves with our ability to:

•
Tap into our vast international network of relationships to develop a distinctive pipeline of acquisition opportunities. We believe the combination of our Chief Executive Officer’s (“CEO”) industry experience and our directors’ and management’s ability and network of relationships with CEOs, founders, family offices, private equity, hedge funds, venture capitalists, sponsors and investment banks will help us to identify and evaluate suitable target businesses that could benefit from our operational and strategic expertise and from management’s experience in structuring complex transactions and accessing capital for growth.
•
Revitalize the acquisition target and generate value for shareholders after the business combination. Given our management’s experience, we are confident that our officers and directors will be able to drive value after the combination. By implementing strategies that have proven successful in the past, they intend to focus on accelerating revenue growth, improving profit margins and fostering a results-driven culture.
•
Show a proven record of successful completions of business combinations. We believe that our management team’s track record and experience will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations. GigCapital9 is the ninth SPAC affiliated with GigCapital Global. Of the nine SPACs, five have completed business combinations, one has entered into a business combination agreement, one was liquidated before completing an initial business combination, and two are seeking a suitable business target, as summarized below.
o
GigCapital, Inc. (“GIG1”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the technology, media, and telecommunications (“TMT”) industry, completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth (1/10) of one share of GIG1 common stock, generating aggregate proceeds of approximately $144 million. On February 22, 2019, GIG1 entered into a stock purchase agreement to acquire Kaleyra S.p.A. at about transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. The transaction successfully closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” (and since that time, Kaleyra uplisted to NYSE). In November 2023, Kaleyra was sold to Tata Communications at a transaction enterprise value of about $320 million in a cash deal and ceased to exist as a public company.
o
GigCapital2, Inc. (“GIG2”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry, completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth (1/20) of one share of GIG2 common stock, generating aggregate proceeds of about $173 million. On June 8, 2021, GIG2 successfully completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the company changed its name to UpHealth, Inc. and was listed on the NYSE under the new ticker symbol “UPH”, where it remained listed until 2024 when it was delisted from the NYSE and commenced trading on the OTC Pink, and subsequently on the OTC Expert Market, under the new ticker symbol “UPHL.” UpHealth, Inc. closed down certain of its subsidiaries and sold subsidiaries Innovations Group Incorporated to Belmar Pharma Solutions in June 2023 for $56 million in cash and Cloudbreak Health to an affiliate of GTCR, LLC in March 2024 for $180 million in cash. Following an adverse legal judgment, in September 2023, UpHealth Holdings, Inc., a subsidiary of UpHealth, Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In addition, in October 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys, Inc. and Behavioral Health Services, LLC, and each of their subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The Bankruptcy Court confirmed a plan of liquidation for each of these entities on September 11, 2025, and as of this time, there are no longer any operations of UpHealth.
o
GigCapital3, Inc. (“GIG3”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry, completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200 million. On May 6, 2021, GIG3 successfully completed its business combination with Lightning Systems, Inc., which did business as Lightning eMotors, and GIG3 retained such name. Lightning eMotors, Inc. was listed on the NYSE under the new ticker symbol “ZEV,” before being listed on the OTC Expert Market under the ticker symbol “ZEVY.” In October 2021, Dr. Katz left Lightning eMotors as he did not stand for reelection to the board of directors. Lightning eMotors went into receivership in December 2023, and as a result, the assets of Lightning eMotors were sold to GERCO LLC, a subsidiary of GILLIG, in February 2024 for approximately $10 million in cash.
o
GigCapital4, Inc. (“GIG4”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT and sustainable industries, completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one (1) warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of about $359 million. GIG4 listed on Nasdaq under the symbol “GIG.” On December 9, 2021, GIG4 successfully completed its business combination with BigBear.ai Holdings, LLC, following which it was renamed as BigBear.ai Holdings, Inc. (NYSE: BBAI) and continues to trade today.
o
GigCapital5, Inc. (“GIG5”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, advanced medical equipment, intelligent automation and sustainable industries, completed its initial public offering in September 2021, in which it sold 23,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG5 common stock and one warrant to purchase one share of GIG5 common stock, generating aggregate proceeds of $230 million. GIG5 listed on the NYSE under the symbol “GIA” and then subsequently transferred to Nasdaq and later in March 2024, GIG5 successfully completed its business combination with QT Imaging, Inc., following which it was renamed as QT Imaging Holdings, Inc. (Nasdaq: QTI) and continues to trade today.
o
GigInternational1, Inc. (“GIW”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, mobility and semiconductor industries with a particular emphasis on the EMEA market, completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of one (1) warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. GigInternational1 listed on Nasdaq under the symbol “GIW,” but in November 2022, decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account.
o
GigCapital7 Corp. (“GIG7”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, artificial intelligence and machine learning, cybersecurity, medical technology and medical equipment, semiconductors and sustainable industries, completed its initial public offering in August 2024, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one Class A ordinary share and one redeemable warrant to purchase one Class A ordinary share of GIG7, generating $200 million. GIG7 listed on Nasdaq under the symbol “GIG.” GIG7 entered into a business combination agreement with Hadron Energy, Inc. on September 27, 2025 and filed a registration statement on Form S-4 with the SEC on November 12, 2025, with the third amendment thereto filed with the SEC on March 11, 2026.
o
GigCapital8 Corp. (“GIG8”), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the aerospace and defense services industry, cybersecurity and secured communications and quantum-based command and control systems, and artificial intelligence and machine-learning industries, completed its initial public offering in October 2025, in which it sold 25,300,000 units at a per unit price of $10.00, with each unit consisting of one Class A ordinary share and one right to receive one-fifth of one Class A ordinary share of GIG8 upon the consummation of an initial business combination, generating $253 million. GIG8 listed on Nasdaq under the symbol “GIW” and is currently looking for a suitable acquisition target.

With respect to the foregoing examples, the past performance of the members of our management team or their affiliates, including with respect to GIG1, GIG2, GIG3, GIG4, GIG5, GIG7 and GIG8, and their engagement in the TMT and other markets, is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. The principals of the Company and our management team have a significant number of relationships across numerous innovative industries. The operational background of the GigCapital Global team provides significant touchpoints across relevant industries. They have developed a meaningful pipeline of high potential, mutually interested U.S. and foreign acquisition targets from extensive screening with previous GigCapital PPE platforms. Our management team’s expertise in data-driven identification, evaluation and engagement with potential targets will facilitate an efficient de-SPAC process. You should not rely on the historical record of the performance of our management or any of its affiliates’ performance, including GIG1, GIG2, GIG3, GIG4, GIG5, GIG7 and GIG8, as indicative of our future performance. Members of our management team and their affiliates are likely to form other Private-to-Public Equity (PPE) companies prior to the completion of our initial business combination.

Investment Criteria

Consistent with our strategy, we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and, when evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We intend to use the following and other criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria or guidelines:

▪
Companies that embrace today’s digital transformation and intelligent automation. We will seek acquisition candidates active in the A&D services industry and the TMT industry, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML anywhere in the world that embrace today’s digital transformation and intelligent automation as a competitive advantage. Businesses who rethink their current and future capabilities amid disruption will be better positioned for growth in the digital age. We seek to combine with the best available U.S. private or overseas private or foreign listed companies.
▪
Companies that will benefit from a public listing. We will focus on partners looking to move to the next level through a public combination and roll-up and primarily seek companies with entrepreneurial owners and leadership that may benefit from being publicly traded and may effectively utilize in furtherance of growth a broader access to capital and a public profile. A public status is designed to enhance organic and strategic growth opportunities and accelerate execution of business ideas in dynamic and competitive growth markets.
▪
Companies that will benefit from our industry expertise and relationships. We will seek companies that will be best positioned to leverage our industry expertise, international capabilities, global experience, prior references, insights and relationships to create opportunities for value creation, whether through acquisitions, capital investments in organic growth opportunities, generating greater operating efficiencies or significantly improving financial performance. Our management has a proven track record and extensive M&A and capital market experience to help to define the public market strategy for our initial business combination. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the A&D and TMT industries, including, cybersecurity and secured communications and quantum-based command and control systems, AI and ML. We will seek to identify such opportunities for value creation in evaluating potential business combinations. Our management also demonstrated the speed, certainty and efficiency in executing prior deals, which is highly desirable to quality business partners.
▪
Companies that are market-leading participants. We will seek an acquisition target that has an established business and market position. While we will focus on the A&D services industry and the TMT industry, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML, we will not seek a target that is pre-revenue or in early stages of development with unproven technologies.
▪
Companies with strong management. We will prioritize entities with well-established, proven and talented management teams that wish to continue to drive their companies to growth by leveraging a public market platform and are eager to succeed with support from an interactive and hands-on board of directors. To the extent we believe it will enhance shareholder value, we would seek to selectively supplement the existing leadership of the business with proven leaders from our network, whether at the senior management level or at the board level.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.

Sources of Target Businesses

We expect to evaluate opportunities that are sourced through the relationship networks of Dr. Katz and our combined management and advisory team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds. Dr. Katz and our combined management and advisory team have considerable expertise in the evaluation of technology investments.

We believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our combined management team and advisory team. Although our Sponsor, GigAcquisitions9 Corp. (“Sponsor”), executive officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our Sponsor, executive officers and directors, as augmented by our advisors, believe that the relationships they have developed over their careers and their access to their contacts and resources generate a number of potential business combination opportunities that can warrant further investigation. We also anticipate that target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our filings with the Securities and Exchange Commission (the “SEC”) and know what types of businesses we are targeting. Our Sponsor, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the interest earned, if any) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Such initial business combination must be approved by a majority of the Company’s independent directors.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholder or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering (“IPO”) through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for shares or other securities or for a combination of shares, other securities and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical IPO. In a typical IPO, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for the target company’s securities and a market for the target company’s securities may not develop. As a result, this purported benefit may not be realized.

Although we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding rights and units, which may represent a source of future dilution.

Financial Position

With funds available for a business combination as of the closing of the Offering of $253,000,000, assuming no redemptions, we can offer the target business a means to fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Accordingly, our flexibility in structuring a business combination may be subject to constraints resulting from a need to finance such business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

▪
Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
▪
Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in board of directors or advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

We will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

▪
we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
▪
any of our directors, officers or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of ordinary shares to be issued, or if the number of ordinary shares into which the securities may be convertible or exercisable, exceeds 5% of the number of ordinary shares or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
▪
the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

▪
the timing of the proposed transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us;
▪
the expected cost of holding a shareholder vote;
▪
the risk that our shareholders would fail to approve the initial business combination;
▪
other time and budget constraints; and
▪
potential additional legal complexities of an initial business combination that would be time-consuming and burdensome to present to shareholders.

Unlike other blank check companies which require shareholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the ordinary shares voted at a shareholder meeting are voted in favor of the business combination.

Redemption Rights

At any meeting called to approve an initial business combination, public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, by converting such shares into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account, net of taxes). Alternatively, we may provide our public shareholders with the opportunity to sell their public shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Our Sponsor, executive officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to founder shares, insider shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the completion of our initial business combination.

The non-managing investors that hold private investor shares and private placement units are not required to (i) hold any public units, public shares or public rights they purchased in the Offering or may purchase thereafter for any amount of time, (ii) vote any public shares they may own at the applicable time in favor of our initial business combination (although the non-managing investors have agreed to vote their private investor shares and private placement units in favor of an initial business combination), or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors have the same rights to the funds held in the trust account with respect to the public shares comprising part of the public units they purchased in the Offering as the rights afforded to our other public shareholders. However, if the non-managing investors purchased public units or public shares or otherwise hold a substantial number of our public units or public shares, then the non-managing investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their ownership of private investor shares and private placement units.

We may also require public shareholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to do so prior to the time that we know that the proposed business combination will be consummated. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Thus, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until the time designated in the proxy statement to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We will require public shareholders who wish to redeem their public shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the Company would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the Company would contact such shareholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the Company’s stock in the market. If the price rose above the conversion price, he could sell his, her or its shares on the open market before actually delivering his, her or its shares to the Company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered his, her or its certificate or shares. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate or shares in connection with an election of such shares’ redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate or shares (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, as applicable. We will thereafter promptly return any shares delivered by public shareholders. In such case, public shareholders may only share in the assets of the trust account upon our liquidation. This may result in public shareholders receiving less than they would have received if the business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors. If we would be left with less than $5,000,001 of net tangible assets as a result of the holders of public shares properly demanding redemption of their shares, we will likely be unable to consummate a business combination.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of the Offering to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under the Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, executive officers and directors have agreed that they will not propose any amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their public shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of the Offering unless we provide our public shareholders with the opportunity to redeem their public shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

The non-managing investors are not required to (i) hold any public units, public shares or public rights they purchased in the Offering or may purchase thereafter for any amount of time, (ii) vote any public shares they may own at the applicable time in favor of our initial business combination (although the non-managing investors have agreed to vote their private investor shares and private placement shares in favor of an initial business combination), or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing investors have the same rights to the funds held in the trust account with respect to the public shares comprising part of the public units they purchased in the Offering as the rights afforded to our other public shareholders. However, since the non-managing investors purchased certain public units in the Offering for which they expressed to us an interest and assuming they will continue holding such units at the time of an initial business combination, the non-managing investors will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their ownership of private investor shares and private placement units.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after the Offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account (net of taxes and less $100,000 for dissolution expenses) to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten (10) business days to effectuate such distribution. Our initial shareholders have waived their rights to participate in any liquidation distribution with respect to the founder shares, private investor shares and private placement shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public shareholders.

Our public shareholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the shareholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our chartered documents as described elsewhere herein. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account.

Our insiders and non-managing investors will not participate in any redemption distribution from our trust account with respect to their founder shares, private investor shares and private placement shares. Additionally, any loans made by our officers, directors, Sponsor or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public shareholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public shareholders promptly after 24 months from the closing of the Offering, this may be viewed or interpreted as giving preference to our public shareholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the Offering that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our shareholders. If we seek to amend any provisions of our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of the Offering, we will provide dissenting public shareholders with the opportunity to convert their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person. Our initial shareholders have agreed to waive any redemption rights with respect to their founder shares, private investor shares and private placement shares held by them, in each case in connection with any vote to amend our amended and restated memorandum and articles of association. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

▪
we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;
▪
if our initial business combination is not consummated within 24 months from the closing of the Offering then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our Company;
▪
upon the consummation of the Offering, $253,000,000 has been placed into the trust account; and
▪
prior to our initial business combination, we may not issue additional shares that participates in any manner in the proceeds of the trust account, or that votes as a class with the public shares sold in the Offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

▪
Our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction; and
▪
Our obligation to redeem Class A ordinary shares held by our public shareholders may reduce sources available to us for a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. Our executive officers devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our public units, public shares and public rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to accounting principles generally accepted in the United States (“GAAP”) or international financial reporting standards (“IFRS”), as issued by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2027 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

• We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

• Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a vote, our initial shareholders will participate in such vote, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

• If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their Class B ordinary shares and private placement shares, which constitutes approximately 30.8% of the issued and outstanding ordinary shares following our Offering, in favor of such initial business combination, regardless of how our public shareholders vote. If any of the non-managing investors purchase public units, our initial shareholders will beneficially own a greater amount of the 36,546,811 ordinary shares of the Company that are issued and outstanding shares following our Offering than 30.8%, and although the non-managing investors have not committed to vote any public shares that they may acquire in favor of a business combination, they may do so because of their ownership of the private investor shares and private placement units, regardless of how other public shareholders vote.

• Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

• The requirement that we complete our initial business combination within 24 months from the closing of our Offering may give potential target businesses leverage over us in negotiating our initial business combination which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

• We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

• As the number of SPACs evaluating targets increases, and other issued SPAC entities may come to market with superior terms for the acquisition targets, attractive targets may become scarcer and there may be more competition for attractive targets. potentially increasing the cost of, or impairing our ability to consummate, our initial business combination.

• If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation, our Sponsor, directors, executive officers, and their affiliates may elect to purchase shares from other shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

• Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our rights will expire worthless.

• None of the non-managing investors purchased any of the public units in the Offering or have expressed an interest in after the closing on the open market, but if they do so, although it may not affect our ability to meet Nasdaq listing requirements or maintain such listing, it may reduce the trading volume, volatility and liquidity for our public shares, if the non-managing investors choose post Offering not to trade any public shares that they acquired in the Offering or otherwise, and it may adversely affect the trading price of our public shares.

• If the net proceeds of the Offering and the sale of the private investor shares and private placement units not being held in the trust account are insufficient to allow us to operate for at least the next 24 months from the closing of the Offering, we may be unable to complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

• If third parties bring claims against the company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.

• The grant of registration rights to our initial shareholders, including the non-managing investors, may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our public shares.

• Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

• We may seek acquisition opportunities outside the A&D and TMT industries, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML, which may be outside of our management’s areas of expertise.

• We may only be able to complete one business combination with the proceeds of the Offering, and the sale of the private investor shares and private placement units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

• Our initial shareholders will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

• Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

• We are likely to be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

• If we are unable to consummate our initial business combination within 24 months from the closing of the Offering, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

• If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our public shares after or in connection with such initial business combination.

• An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

• Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and rights holders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

• The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, and even if we hold a vote, holders of our founder shares, private investor shares and private placement shares will participate in such vote, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote their Class B ordinary shares and private placement shares, which constitutes approximately 30.8% of the issued and outstanding ordinary shares following our Offering, in favor of such initial business combination, regardless of how our public shareholders vote. If any of the non-managing investors purchase public units, our initial shareholders will beneficially own a greater amount of the 36,546,811 ordinary shares of the Company that are issued and outstanding shares following the Offering than 30.8%, and although the non-managing investors have not committed to vote any public shares that they may acquire in favor of a business combination, they may do so because of their ownership of the private investor shares and private placement units, regardless of how other public shareholders vote.

Following our Offering, our initial shareholders, and their permitted transferees, beneficially own approximately 30.8% of the issued and outstanding ordinary shares at the time of any such shareholder vote (assuming none of the initial shareholders purchases any public units in the Offering after the closing on the open market). Our initial shareholders and management team also may from time to time purchase public units or public shares prior to our initial business combination. The non-managing investors purchased public units in the Offering and assuming none of them will trade such public units after the closing, or they subsequently acquire public units in open-market trades, the initial shareholders will beneficially own more than 30.8% of the issued and outstanding ordinary shares at the time of any shareholder vote. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which require the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Our initial shareholders (and their permitted transferees) have agreed, pursuant to the terms of the agreements entered into with us, to vote their founder shares, private investor shares and private placement shares in favor of our initial business combination, but not any public shares that the non-managing investors may purchase in the Offering or after the closing on the open market. As a result, in addition to the Class B ordinary shares and private placement shares held by our initial shareholders, we would need approximately 7,026,595 public shares, or approximately 19.2% of the 25,300,000 public shares sold in the Offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved.

To the extent any non-managing investors purchased public units in the Offering or if the non-managing investors purchase public units after the closing on the open market, and depending on how many public units are purchased by the non-managing investors, the post-Offering trading volume, volatility and liquidity of our securities may be reduced relative to what they would have been had the units been more widely offered and sold to other public investors. We do not expect any potential purchases or holdings of units by the non-managing investors to negatively impact our ability to meet Nasdaq listing eligibility requirements. We do not expect any of the non-managing investors to hold more than 9.9% of the public units sold in the Offering. The underwriters received the same upfront discounts and commissions on public units purchased by the non-managing investors in the Offering, if any, as it did on the other public units sold to the public in the Offering. In addition, although the non-managing investors have agreed to vote their private investor shares and private placement shares in favor of an initial business combination, none of the non-managing investors has any obligation to vote any public shares which they may hold in favor of our initial business combination. Nevertheless, regardless of the number of public units they may purchase, the non-managing investors will be incentivized to vote their public shares in favor of a business combination due to their ownership of private investor shares and private placement shares and private placement rights issued as part of the private placement units. In the event that the non-managing investors purchase such public units (either in the Offering or after) and vote them in favor of our initial business combination, no affirmative votes from other public shareholders may be required to approve our initial business combination if all of our issued and outstanding shares are voted. However, because the non-managing investors are not obligated to continue owning any public shares following the closing of the Offering and are not obligated to vote any public shares in favor of our initial business combination, we cannot assure you that any of these non-managing investors will be public shareholders at the time our shareholders vote on our initial business combination, and, if they are public shareholders, we cannot assure you as to how such non-managing investors will vote on any business combination. Additionally, these non-managing investors have the potential to realize enhanced economic returns from their investments compared to other investors in the Offering. If the non-managing investors that purchase public units otherwise hold a substantial number of our public units, then the non-managing investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their ownership of private investor shares and private placement shares. Such ownership may create an incentive for the non-managing investors to vote any public shares they own in favor of a business combination and make a substantial profit on their private investor shares and private placement shares, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. For more information on different interests between the non-managing investors and public shareholders, please see “— Our management team, the non-managing investors and our Sponsor may make a profit on any initial business combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team, the non-managing investors and our Sponsor may not fully align with the economic interests of public shareholders.

Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote their founder shares, private investor shares and private placement shares in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Our amended and restated memorandum and articles of association require us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination.

Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “ — The nominal purchase price paid by our designated investors for the founder shares and paid by the non-managing investors for the private investor shares, as well as the grant of the insider shares to our Chief Financial Officer, in addition to the sale of private placement units to the designated investors and the non-managing investors, may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination..” The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares on the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares on the open market.

The requirement that we complete our initial business combination within 24 months from the closing of the Offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months from the closing of the Offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 24 months from the closing of the Offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, political considerations, volatility in the capital and debt markets, other social and geopolitical events, and the other risks described herein, including, but not limited to, the war between Russia and Ukraine and the Israel-Hamas conflict. Additionally, the outbreak of unforeseen occurrence of natural disasters, such as the recent COVID-19 pandemic, may negatively impact businesses we may seek to acquire and may make it harder for us to find a suitable target business and consummate our initial business combination.

If we are unable to consummate our initial business combination within the required time period (or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See “Risk Factors — Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination—If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.”

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict involving the United States, Israel and Iran, the resumption of Houthi attacks on Red Sea shipping, and other hostilities in the Middle East, Southwest Asia and globally.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, the escalating military conflict between the United States, Israel and Iran, and other hostilities and other hostilities in the Middle East region, Southwest Asia and globally.

The geopolitical landscape has been significantly affected by the escalation of hostilities between the United States, Israel and Iran. Following prior exchanges of strikes between Israel and Iran in 2024 and a twelve-day conflict involving U.S. and Israeli strikes on Iranian nuclear facilities and military sites in June 2025, the United States and Israel launched a joint military operation against Iran beginning on February 28, 2026. The operation has targeted Iranian military infrastructure, nuclear program assets, senior government and military officials. Iran has responded with retaliatory missile and drone strikes against targets in Israel and U.S. military installations across the Persian Gulf region. The U.S.-Israel-Iran conflict has had substantial effects on global trade and energy markets. Iran's Islamic Revolutionary Guard Corps has imposed a selective blockade in the Strait of Hormuz, impacting commercial shipping. Additionally, Houthi officials in Yemen have stated a readiness resume military strikes on key waterway in the Red Sea corridor again. Major container carriers and tanker operators have suspended transits and reroute vessels, which may lead to increased transit times and freight costs, and disruption to global supply chains.

Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. The Brent crude oil spot price rose sharply in March 2026 following the onset of military action in the region and has remained elevated.

In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Our search for and ability to complete a business combination, and any target business with which we ultimately complete a business combination, may be adversely affected by general market conditions, political considerations, pandemics, volatility in the capital and debt markets and other social and geopolitical events.

Our search for and ability to complete a business combination is subject to macroeconomic and geopolitical risks, including the emergence or continuation of widespread health emergencies or pandemics (similar to the recent COVID-19 pandemic), cyberattacks or campaigns, the current or anticipated impact of climate change, extreme weather events or natural disasters, military conflict, civil unrest, terrorism or other similar events, which could adversely affect business and economic conditions in the U.S. and abroad. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by these types of events. Furthermore, we may be unable to complete a business combination as a result of these macroeconomic, geopolitical or other events, including if these events restrict travel, or limit the ability to have meetings with potential investors or the acquisition target’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which one of these types of events could impact our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. In addition, various conflicts, such as Russia’s invasion of Ukraine, and conflicts in the Middle East, could result in regional instability and adversely impact commodity and other financial markets as well as economic conditions. These events could create inflationary pressure or otherwise effect the global economy, all of which could negatively impact our ability to complete a business combination or otherwise affect target businesses.

If any macroeconomic, geopolitical or other matters of global concern cause disruptions to the business environment for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. Additionally, our ability to complete a business combination transaction may depend on the ability to raise sufficient equity and debt financing, and any of these or similar events could adversely impact our or the acquisition target’s ability to do so due to, among other things, increased market volatility, decreased market liquidity and the availability of third-party financing on terms acceptable to us or at all.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyberattacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the escalating military conflict between the United States, Israel and Iran) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

Fluctuations in the rate of inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Fluctuations in the rate of inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

As the number of SPAC's evaluating targets increases, and other issued SPAC entities may come to market with superior terms for the acquisition targets, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many companies preparing for an IPO. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation, our Sponsor, directors, executive officers, and their affiliates may elect to purchase shares from other shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Sponsor, directors, executive officers, or any of their affiliates are permitted to purchase ordinary shares in privately negotiated transactions or on the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling shareholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our Sponsor, directors, executive officers, or any of their affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, any such selling shareholders would be required to revoke their prior elections to redeem their public shares prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining shareholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the Offering and the sale of the private share, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account. Please see “Risk Factors — Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination —If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.” and other risk factors herein.

We will require public shareholders who wish to redeem their public shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, The DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our amended and restated memorandum and articles of association, we are required to provide at least 7 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

If we seek shareholder approval of our business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of shareholders are deemed to hold in excess of 15% of the issued and outstanding public shares sold in the Offering, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding public shares sold in the Offering.

If we seek shareholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated memorandum and articles of association provide that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the public shares sold in the Offering. Your inability to redeem an aggregate of more than 15% of the public shares sold in the Offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of the Offering and the sale of the private investor shares and private placement units not being held in the trust account are insufficient to allow us to operate for at least the next 24 months from the closing of the Offering, we may be unable to complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months from the closing of the Offering, assuming that our initial business combination is not consummated during that time. Of the net proceeds of the Offering and the sale of the private investor shares and private placement units, only approximately $1,856,000 is available to us initially outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no other commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

• default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

• our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

• our inability to pay dividends on our ordinary shares;

• using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

• limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

• increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

• limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our Sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the trust account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within 24 months from the closing of the Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of the Offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the trust account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we are deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, the interest earned on the funds held in the trust account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We currently hold the funds in the trust account as cash, including in demand deposit accounts at a bank, or in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the trust account still may be released to us for permitted withdrawals and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

In addition, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, and our securityholders would lose the investment opportunity associated with an investment in the acquisition target with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,000 and to imprisonment for five years in the Cayman Islands.

If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by shareholders may be less than $10.00 per share.

The Company’s placing of funds in trust may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers the Company engages and prospective target businesses the Company negotiates with execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of the Company’s public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of the Company’s public shareholders. If the Company is unable to complete a business combination and distribute the proceeds held in trust to the Company’s public shareholders, the Sponsor has agreed (subject to certain exceptions described in Exhibit 10.1 to this Annual Report) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement which is filed as an exhibit to the Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares and private investment shares will automatically convert into Class A ordinary shares at the time of our initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of our initial business combination, as may be determined by our directors), or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities convertible or exercisable for Class A ordinary shares are issued or deemed issued in excess of the amounts sold in the Offering and related to the closing of the initial business combination, the ratio at which founder shares and private investment shares will convert into Class A ordinary shares will be adjusted so that the number of Class A ordinary shares issuable upon conversion of all founder shares and private investment shares will equal, in the aggregate, on an as-converted basis, 30% of (i) the total number of all ordinary shares outstanding upon the completion of the Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement units issued to the Sponsor and the non-managing investors), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units and their underlying securities issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans); provided that such conversion of founder shares will never occur on a less than one-for-one basis.

The grant of registration rights to our initial shareholders, including the non-managing investors, may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our public shares.

Pursuant to the registration rights agreement, our initial shareholders and their respective permitted transferees, can demand that we register for resale an aggregate of 7,679,427 founder shares and insider shares, 3,178,430 private investor shares, 388,954 private placement shares, 77,788 shares issued upon the conversion of the private placement rights upon the consummation of our initial business combination and underlying securities and securities issued upon conversion of working capital loans, if any. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our public shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our public shares that is expected when the securities owned by our initial shareholders or their respective permitted transferees, are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on A&D and TMT industries, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business has a fair market value of at least 80% of the value of the trust account (less permitted withdrawals) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our public units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

The requirement that the acquisition target(s) that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account. The Nasdaq listing rules require that such initial business combination must be approved by a majority of the Company’s independent directors.

We may seek acquisition opportunities outside the A&D and TMT industries, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the A&D and TMT industries, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML, such as the pharmaceutical, medical technology and equipment or health care industries, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we may not adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our ordinary shares will not ultimately prove to be less favorable to investors in the Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder who chooses to remain a shareholder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the Nasdaq rules, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining executive officers and directors. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. Immediately after the Offering, there are 174,311,046 authorized but unissued Class A ordinary shares and 9,142,143 authorized but unissued Class B ordinary shares available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. Immediately after the Offering, there are no preferred shares issued and outstanding.

The post-business combination company may issue a substantial number of additional Class A ordinary shares or preferred shares to complete its initial business combination or under an employee incentive plan after completion of an initial business combination. The post-business combination company may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the Offering or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

• may significantly dilute the equity interest of investors in the Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

• may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded to Class A ordinary shares;

• could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of the post-business combination company’s officers and directors;

• may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company; and

• may adversely affect prevailing market prices for our public shares.

For more information on additional financing that we may raise in connection with our business combination and risks related thereto, also see “Risk Factors— Risks Relating to the Post-Business Combination Company —The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “Risk Factors — Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination — We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.”

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our rights will expire worthless.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our Sponsor, executive officers, directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our Sponsor, executive officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination and such transaction was approved by a majority of our disinterested directors. In such event, neither the Sponsor, nor any executive officer or director, will be entitled to receive or accept a finder’s fee or any other compensation in the event such party originates a business combination. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Since our Sponsor, officers and directors, any other holder of our founder shares, private investor shares and private placement units, including the non-managing investors, will lose their entire investment in us if our initial business combination is not consummated (other than with respect to public shares they may acquire during or after the Offering), and our executive officers and directors have significant financial interests in our Sponsor, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

At our formation on October 29, 2025, one Class B ordinary share that was allotted to Harneys Fiduciary upon our formation was transferred by Harneys Fiduciary to our Sponsor and 7,850,228 Class B ordinary shares were issued to our Sponsor for an aggregate purchase price of $25,000. On November 20, 2025, our Sponsor surrendered 185,802 Class B ordinary shares to us (which were cancelled) for no consideration, leaving outstanding 7,664,427 founder shares. In connection with the entry by our Sponsor, Lynrock and the GigCapital Global advisors, which includes three of our directors, into the Unit Purchase Agreements, our Sponsor has entered into separate agreements with each of Lynrock and the GigCapital Global advisors to sell at the time of the Offering 580,672 founder shares in the aggregate to the GigCapital Global advisors at an aggregate price of $13,503, and 611,236 founder shares to Lynrock at an aggregate price of $14,214, thus recouping in full the amount that our Sponsor paid to purchase all of the founder shares that it purchased, including the 6,472,519 founder shares that it will retain following the sales of founder shares to Lynrock and the GigCapital Global advisors, with the result that our Sponsor will have a $0 per share basis in the founder shares. On November 24, 2025, we granted 15,000 insider shares to Christine Marshall, our Chief Financial Officer, solely in consideration of future services to us, which remain subject to forfeiture back to us in the event she resigns or is removed for cause from her position with us prior to consummation of our initial business combination. The number of founder shares and insider shares together with the private investor shares and private placement shares after the Offering represents 30.8% of the issued and outstanding shares.. The founder shares, insider shares and the private investor shares will be worthless if we do not complete an initial business combination. Drs. Katz and Dinu, who are husband and wife, have a financial interest in an affiliate of our Sponsor, the management company known as GigManagement, LLC, that is providing us with office space and general and administrative services. Drs. Katz and Dinu are also managing members of GigManagement, LLC. The personal and financial interests of our Sponsor, as well as our executive officers and directors with a significant financial interest in our Sponsor, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

We may only be able to complete one business combination with the proceeds of the Offering, and the sale of the private investor shares and private placement units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The gross proceeds after the Offering, the sale of private investor shares and private placement units that we may use to complete our initial business combination is $253,000,000.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

• solely dependent upon the performance of a single business, property or asset, or

• dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

Unlike some blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s IPO, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer, have entered into privately negotiated agreements to sell their shares to us or our Sponsor, executive officers, directors, or their affiliates. If too many public shareholders exercise their redemption rights so that we cannot satisfy any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Offering and the sale of the private investor shares and private placement units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least a majority of our ordinary shares, which are represented in person or by proxy and are voted at a general meeting; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of our ordinary shares voting at the applicable general meeting. Our initial shareholders, and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 30.8% of our issued and outstanding ordinary shares upon the closing of the Offering, will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. If any of the non-managing investors purchase public units, our initial shareholders will beneficially own a greater amount of the 36,546,811 ordinary shares of the Company that will be issued and outstanding shares following the Offering than 30.8%, and although the non-managing investors have not committed to vote any public shares that they may acquire in any manner, they may do so because of their ownership of the private investor shares and private placement units, regardless of how other public shareholders vote. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

If an amendment to any such provision is approved by the requisite shareholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. Subsequent to the Offering and prior to the consummation of our initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our Sponsor, executive officers and directors (and their permitted transferees) collectively beneficially own approximately 19.5% of our outstanding ordinary shares at the closing of the Offering, and they may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose; provided, that, each of them has agreed (and any of their permitted transferees will agree), pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Offering unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, directors or director nominees for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption.

Although we believe that the net proceeds of the Offering and the sale of the founder shares, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering and the sale of the private investor shares and private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial shareholders will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

Following the consummation of our Offering, our initial shareholders own approximately 30.8% of the issued and outstanding shares. If any of the non-managing investors purchased public units, our initial shareholders will beneficially own a greater amount of the issued and outstanding 36,546,811 ordinary shares of the Company than 30.8%, and although the non-managing investors have not committed to vote any public shares that they may acquire in favor of a business combination, they may do so because of their ownership of the private investor shares and private placement units, regardless of how other public shareholders vote.

None of our Sponsor, executive officers, directors, or any of their affiliates has indicated any intention to purchase public shares from persons on the open market or in private transactions, but they could determine in the future to make additional purchases on the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our public shares. Accordingly, the initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association.

If our initial shareholders purchase any additional public shares in the aftermarket or in privately negotiated transactions, this would increase their control. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. In connection with any vote for a proposed business combination our Sponsor, executive officers and directors have agreed to vote all their shares held by them immediately before the Offering, as well as any public shares acquired in the Offering or in the aftermarket in favor of such proposed business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS as issued by the International Accounting Standards Board, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 24-month time frame.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their public shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our public shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Our management team, the non-managing investors and our Sponsor may make a profit on any initial business combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team, the non-managing investors and our Sponsor may not fully align with the economic interests of public shareholders.

Like most SPACs, our structure may not fully align the economic interests of our Sponsor and those persons, including certain of our officers and directors, who have interests in our Sponsor with the economic interests of our public shareholders. Upon the closing of the Offering our designated investors paid us an aggregate of $1,071,771 to own 7,664,427 founder shares and 107,500 private placement units, and our investors paid an aggregate of $2,814,541 for 3,178,430 private investor shares and 281,454 private placement units. Our Sponsor (after giving effect to the sales of shares to the GigCapital Global advisors and Lynrock) has $0 per share basis in the founder shares that it retained, each of the other designated investors and the non-managing investors paid $0.023254 per founder share, and each of the designated investors and non-managing investors paid $9.7374 per private placement unit. Our Chief Financial Officer was granted 15,000 insider shares solely in consideration of future services to us. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 7,679,427 founder and insider shares held by the designated investors and our Chief Financial Officer would have an aggregate implied value of $76,794,270, and the 107,500 private placement shares that would be held by the Sponsor and the designated investors would have an aggregate implied value of $1,075,000, for an aggregated implied value of all such shares of $77,869,270. Similarly, assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 3,178,430 private investor shares held by the investors would have an aggregate implied value of $31,784,300, and the 281,454 private placement shares that would be held by the investors would have an aggregate implied value of $2,814,540, for an aggregate implied value of all such shares of $34,598,840. Even if the trading price of our public shares was as low as $0.00326 per share, the value of the founder and insider shares would be equal to the $25,000 amount paid to us by the Sponsor for the founder shares. Additionally, even if the trading price of our public shares was as low as $0.813 per share, the value of the combined private investor shares and private placement shares collectively held by the investors would be equal to the aggregate investment of the investors in us. Furthermore, if the trading price of our public shares was as low as $0.3478 per share, the value of the aggregated shares of the designated investors and investors collectively (the founder shares, insider shares, private investors shares and the private placement shares combined) would be equal to the total amount paid to us by the designated investors (after giving effect to the sales of shares to the GigCapital Global advisors and Lynrock) and investors to acquire our securities.

As a result, so long as we complete an initial business combination, our insiders and non-managing investors are likely to be able to recoup their investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our insiders, the non-managing investors and members of our management team who own interests in our Sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public shareholders or liquidate and return all of the cash in the trust to the public shareholders. For the foregoing reasons, you should consider our insiders’, the non-managing investors’ and our management team’s financial incentive to complete an initial business combination when evaluating whether to invest in the Offering and/or redeem your shares prior to or in connection with an initial business combination. The non-managing investors will share in any appreciation of the private placement shares if we successfully complete a business combination. Accordingly, non-managing investors’ interests in the private placement shares owned by them may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

If we are unable to consummate our initial business combination within 24 months from the closing of the Offering, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of the Offering (or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of permitted withdrawals, and less up to $100,000 of interest to pay dissolution expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of Cayman law. In that case, investors may be forced to wait beyond 24 months from the closing of the Offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their public shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our Company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares on the open market.

If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our Company and wait the full 24 months from the closing of the Offering, in order to be able to receive a portion of the trust account, or attempt to sell their shares on the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares on the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares on the open market.

Our Sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We will have until 24 months from the closing of the Offering to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek such shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a price per share, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned therein (less permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. If we determine not to or are unable to extend the completion window or fail to obtain shareholder approval to extend the completion window, we will, as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to possible claims of creditors and the requirements of other applicable law.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the first full fiscal year that the Company is in existence. As an exempted company, there is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss Company affairs with management.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We may seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, and extended the time to consummate a business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we implement, following the approval of the shareholders, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our public shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Offering or (B) with respect to any other provision relating to the rights of holders of our public shares. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered hereby, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to the completion of our initial business combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to the completion of our initial business combination, only holders of our founder shares and private investor shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. Accordingly, you may not have any say in the management of our Company prior to the consummation of an initial business combination.

Further, prior to the closing of our initial business combination, transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands would only require the approval of our board of directors.

The provisions of our amended and restated memorandum and articles of association governing the appointment of directors prior to our initial business combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of our ordinary shares voting at the applicable general meeting.

We may not be able to complete a business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Our Sponsor is a Cayman Islands exempted company. Our Sponsor owns 6,472,519 founder shares. Our Sponsor is governed by a board of directors consisting of two directors, Avi S. Katz and Raluca Dinu, who are U.S. citizens. As such, Drs. Katz and Dinu have voting and investment discretion with respect to the securities held of record by the Sponsor and may be deemed to have shared beneficial ownership of the securities held directly by the Sponsor. The Sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that the Sponsor’s involvement in any business combination would be a “covered transaction” (as defined in 31 CFR 800.213). However, we do have two directors and one GigCapital Global advisor, Admiral (Ret.) David Ben-Bashat and Maj. General (Ret.) Avi Mizrachi and Zeev Weiner, who are non-U.S. persons, none of whom are deemed to have voting and investment discretion with respect to the securities held of record by the Sponsor or “control” of the

Sponsor, and none of whom has purchased any of our securities. Further, it is possible that non-U.S. persons could be involved in our business combination, which may increase the risk that our business combination becomes subject to regulatory review, including review by the Committee on Foreign Investment in the United States (“CFIUS”), and that restrictions, limitations or conditions will be imposed by CFIUS. If our business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by FIRRMA, to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing a business combination. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. A failure to notify CFIUS of a transaction where such notification was required or otherwise warranted based on the national security considerations presented by an investment target may expose our Sponsor and/or the combined company to legal penalties, costs, and/or other adverse reputational and financial effects, thus potentially diminishing the value of the combined company. In addition, CFIUS is actively pursuing transactions that were not notified to it and may ask questions regarding, or impose restrictions or mitigation on, a business combination post-closing.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our business combination. If we cannot complete a business combination within 24 months from the closing of the Offering because the transaction is still under review or because our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, shareholders of record may only receive their pro rata portion of funds available in the trust account. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Offering, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction for an additional fee. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Offering, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of the prospectus, unless the Financial Industry Regulatory Authority (“FINRA”) determines that such payment would not be deemed underwriters’ compensation in connection with the Offering. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing, valuation and consummation of an initial business combination.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial business combination target or the performance or business prospects of a post-business combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial business combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial business combination targets, or lead to material adverse effects on a post-business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a business combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. These factors could affect our selection of a business combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial business combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial business combination. If we complete an initial business combination with such a target, the post-business combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-business combination company to decline.

Risks Relating to the Post-Business Combination Company

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our public shares, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the post-transaction company.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders. As a result of our initial business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination, we may enter into one or more transactions that require shareholders to recognize gain or income for tax purposes or otherwise increase their tax burden without prior notice to or approval from our shareholders. We do not intend to make any cash distributions to shareholders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares.

Furthermore, we will likely effect a business combination with a target company that has business operations outside of the Cayman Islands and, possibly, business operations in multiple jurisdictions, and we may reincorporate in a different jurisdiction in connection therewith (including, but not limited to, the jurisdiction in which the target company or business is located). For example, in anticipation of engaging in a business combination with certain target companies, we may unilaterally convert into a U.S. company without notice pursuant to our amended and restated memorandum and articles, even if such a business combination ultimately is not achieved. If we effect any such transaction, including such a conversion, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

The post-business combination company may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, the post-business combination company may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional Offering and could result in both a reduction in the trading price of our shares to the price at which the post-business combination company issues such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. The post-business combination company may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional Offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

• costs and difficulties inherent in managing cross-border business operations;

• rules and regulations regarding currency redemption;

• complex corporate withholding taxes on individuals;

• laws governing the manner in which future business combinations may be effected;

• exchange listing and/or delisting requirements;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• local or regional economic policies and market conditions;

• unexpected changes in regulatory requirements;

• challenges in managing and staffing international operations;

• longer payment cycles;

• tax issues, such as tax law changes and variations in tax laws as compared to the United States;

• currency fluctuations and exchange controls;

• rates of inflation;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations;

• underdeveloped or unpredictable legal or regulatory systems;

• corruption;

• protection of intellectual property;

• social unrest, crime, strikes, riots and civil disturbances;

• regime changes and political upheaval;

• military announced wars;

• terrorist attacks, natural disasters, widespread health emergencies and wars; and

• deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, unless any officer or director otherwise decides to, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors, including but not limited to new and existing Private-to-Public Equity (PPE) companies, for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors provide services to affiliates of our Sponsor. In particular, certain of our officers and directors serve as officers or directors of UpHealth, Inc., QT Imaging Holdings, Inc., GIG7 and GIG8. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers and directors, some of whom may join the post-transaction company following our initial business combination. The loss of our executive officers or directors could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such persons in the target business following a business combination, however, cannot presently be ascertained. Although some of such persons may remain with the post-transaction company in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company, or operating company, with which they may become involved. Any of such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any taxes, if any, payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Our executive officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our executive officers and directors may be able to remain with the post-transaction company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. Moreover, there is no certainty that any of our executive officers or directors will remain with the post-transaction company after the consummation of our initial business combination. Our executive officers and directors may not remain in senior management or advisory positions with the post-transaction company. The determination as to whether any of our executive officers and directors will remain with the post-transaction company will be made at the time of our initial business combination.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition target’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the post-transaction company following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates, including GIG1, GIG2, GIG3, GIG4, GIG5, GIG7 and GIG8, is presented for informational purposes only. Past performance by our management team, including with respect to GIG1, GIG2, GIG3, GIG4, GIG5, GIG7 and GIG8, is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any such litigation, investigations or other proceedings may divert our management team’s and directors’ attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the Sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of D. Boral Capital LLC as the representative of the underwriters (the “Representative”) will also be required for an amendment of a provision of the letter agreement that subjects the Sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the Sponsor and our officers and directors agree that, for a period of 180 days from the date of the Offering, they will not, without the prior written consent of the Representative, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, Class A ordinary shares or any other securities convertible into, or exercisable, or exchangeable for, Class A ordinary shares. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of permitted withdrawals (less, in the case we are unable to complete our initial business combination, of up to $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Offering, or (B) with respect to any other provision relating to our pre-business combination activity and related shareholders’ rights. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Although our public units, public shares and public rights are currently listed and traded on Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our Offering, we must maintain an average market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public shareholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

• a limited availability of market quotations for our securities;

• reduced liquidity for our securities;

• a determination that our public shares is a “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our public units, our public shares and our public rights are listed on Nasdaq, our public units, public shares, and public rights are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Purchases of public shares on the open market or in privately negotiated transactions by our Sponsor, directors, executive officers, or their affiliates may make it difficult for us to maintain the listing of our public shares on Nasdaq following the consummation of an initial business combination.

If our Sponsor, directors, executive officers, or their affiliates purchase public shares on the open market or in privately negotiated transactions, the public “float” of our public shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination. Additionally, at any time at or prior to the completion of our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our initial shareholders, directors, executive officers, or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or not redeem their public shares. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, officers, and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our initial shareholders, directors, officers, and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

There is no limit on the number of shares our initial shareholders, directors, officers, or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such purchases of shares could be to (i) increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, directors, officers, and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, directors, officers, or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (holding public shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders, directors, officers, or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our initial shareholders, directors, officers, their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial shareholders, directors, officers, and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our initial shareholders, directors, officers, and/or their affiliates will be subject to restrictions in making purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our initial shareholders, directors, officers, or their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

• Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our initial shareholders, directors, officers, and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

• if our initial shareholders, directors, officers, and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

• our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our initial shareholders, directors, officers, and their affiliates would not be voted in favor of approving the business combination transaction;

• our initial shareholders, directors, officers, and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

• we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

• the amount of our securities purchased outside of the redemption offer by our initial shareholders, directors, officers, and their affiliates, along with the purchase price;

• the purpose of the purchases by our initial shareholders, directors, officers, and their affiliates;

• the impact, if any, of the purchases by our initial shareholders, directors, officers, and their affiliates on the likelihood that the business combination transaction will be approved;

• the identities of our security holders who sold to our initial shareholders, directors, officers, and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our initial shareholders, directors, officers, and their affiliates; and

• the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Since only holders of our founder shares, insider shares and private investor shares will have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

After completion of the Offering, only holders of our founder shares, insider shares and private investor shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

• we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

• we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

• we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Because we received an aggregate of $98,911 for the 10,857,857 Class B ordinary shares that were issued collectively to our Sponsor, Lynrock, the six GigCapital Global advisors, the non-managing investors and Ms. Marshall, or a nominal aggregate purchase price of $0.0091 per share, our public shareholders incurred an immediate and material dilution upon the closing of the Offering, and our designated investors and the non-managing investors purchased 388,954 private placement units at a purchase price of $9.7374 per private placement unit, our public shareholders experienced immediate and substantial dilution from the purchase of our public shares.

The difference between the public offering price per share and the pro forma net tangible book value per public share after the Offering constitutes the dilution to investors in the Offering. Upon the closing of the Offering, our designated investors paid us an aggregate of $1,071,771 to own 7,664,427 founder shares and 107,500 private placement units, and our investors paid an aggregate of $2,814,541 for 3,178,430 private investor shares and 281,454 private placement units. Our Sponsor (after giving effect to the sales of shares to the GigCapital Global advisors and Lynrock) has a $0 per share basis in the founder shares that it retained, each of the other designated investors and the non-managing investors paid $0.023254 per founder share, and each of the designated investors and non-managing investors paid $9.7374 per private placement unit. In addition, our Chief Financial Officer was granted 15,000 insider shares solely in consideration of future services to us. Upon closing of the Offering, the shareholders incurred an immediate and substantial dilution of approximately 98.3% or $9.83 per share (the difference between the pro forma net tangible book value of $0.17 per share and the initial offering price of $10.00 per share). This dilution would increase to the extent that the anti-dilution provisions of the founder shares, insider shares and private investor shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of such shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, insider shares and private investor shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares. Moreover, although we are of the view that our Sponsor, directors and officers paid or will pay fair value for the founder shares and insider shares and the investors will pay fair value for the private investor shares, there is no assurance that a taxing authority would agree with us, and if a taxing authority were to successfully assert otherwise, we may be subject to material withholding and other tax liabilities that could adversely affect our financial condition.

The nominal purchase price paid by our designated investors for the founder shares and paid by the non-managing investors for the private investor shares, as well as the grant of the insider shares to our Chief Financial Officer, in addition to the sale of private placement units to the designated investors and the non-managing investors, may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

At our formation on October 29, 2025, one Class B ordinary share that was allotted to Harneys Fiduciary upon our formation was transferred by Harneys Fiduciary to our Sponsor and 7,850,228 Class B ordinary shares were issued to our Sponsor for an aggregate purchase price of $25,000. On November 20, 2025, our Sponsor surrendered 185,802 Class B ordinary shares to us (which were cancelled) for no consideration, with the resulting 7,664,427 founder shares paid for at a purchase price of $0.00326 per share. In connection with the entry by our Sponsor, Lynrock and the GigCapital Global advisors into the Unit Purchase Agreements, our Sponsor entered into separate agreements with each of Lynrock and the GigCapital Global advisors to sell at the time of the Offering 580,672 founder shares in the aggregate to the GigCapital Global advisors at an aggregate price of $13,503, and 611,236 founder shares to non-affiliated Lynrock at an aggregate price of $14,214, thus recouping in full the amount that our Sponsor paid to purchase all of the founder shares that it purchased, including the 6,472,519 founder shares that it will retain following the sales of founder shares to Lynrock and the GigCapital Global advisors, with the result that our Sponsor has a $0 per share basis in the founder shares. Our designated investors also purchased 107,500 private placement units, at a price of $9.7374 per unit, for an aggregate purchase price of $1,046,771 in the private placement that closed simultaneously with the Offering.

On November 24, 2025, we granted 15,000 insider shares to Christine Marshall, our Chief Financial Officer, solely in consideration of future services to us, which remain subject to forfeiture back to us in the event she resigns or is removed for cause from her position with us prior to consummation of our initial business combination.

Separately, the non-managing investors purchased an aggregate of (a) 3,178,430 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 private placement units at a price of $9.7374 per private placement unit, for an aggregate purchase price of $2,814,541 in the private placement that closed simultaneously with the completion of the Offering.

As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares, insider shares, private placement shares and private investor shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares, insider shares, private investor shares and private placement shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $253,000,000, which is the amount in cash we have for our initial business combination in the trust account, assuming no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s equityholders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects. At such valuation, our shares would have an implied value of $6.92 per share upon consummation of our initial business combination, which would be a 30.6% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the Offering, assuming no value is ascribed to the public rights).

Public shares	25,300,000
Founder shares	7,664,427
Insider shares(1)	15,000
Private investor shares	3,178,430
Private placement shares underlying private placement units	388,954

Total shares	36,546,811

Total funds in trust available for initial business combination	$ 253,000,000
Initial implied value per public share(2)	$ 10.00
Implied value per share upon consummation of initial business combination(3)	$ 6.92

(1) 15,000 insider shares remain subject to forfeiture back to us in the event the Chief Financial Officer resigns or is removed for cause from her position with us prior to consummation of our initial business combination.

(2) While the public shareholders’ investment is in both the public shares and the public rights, for purposes of this table the full investment amount is ascribed to the public shares only.

(3) All founder shares and private investor shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares and private investor shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares and private investor shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares and private investor shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Offering, holders of the founder shares, insider shares, private placement units and any units that may be issued upon conversion of working capital loans may demand that we register such units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the founder shares, insider shares, private placement units and any units that may be issued upon conversion of working capital loans are registered.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights were issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

Our rights may have an adverse effect on the market price of our ordinary shares and make it more difficult to complete our initial business combination.

We issued rights as part of the units sold in the Offering entitling the holders to receive an aggregate of up to 5,060,000 ordinary shares. Simultaneously with the closing of the Offering, we issued as part of the private placement units rights entitling the holders to receive an aggregate of 77,788 ordinary shares.

To the extent we issue ordinary shares to complete a business combination, the potential for the issuance of a substantial number of additional ordinary shares upon conversion of the rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business combination. Therefore, our rights may make it more difficult to complete a business combination or increase the cost of acquiring the target business.

If we are deemed to be an investment company for purposes of the Investment Company Act, we could be forced to liquidate and investors in our Company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

As indicated above, we have 24 months from the closing of the Offering to consummate an initial business combination. It is possible that a claim in the future could be made that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the Offering and private placement of units during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. Furthermore, the longer the funds are invested in United States

“government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, the greater the risk could be that we are considered an investment company. If we are deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause us to liquidate. If we are forced to liquidate, investors in our Company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following a business combination and our rights would expire worthless.

Our rights agreement designates the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our rights, as applicable, which could limit the ability of rights holders to obtain a favorable judicial forum for disputes with our Company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York, (ii) we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our rights, as applicable, shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, as applicable, is filed in a court other than a court of the State of New York located in the County of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our rights, as applicable, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such right holder in any such action brought in such court to enforce the forum provisions by service upon such right holder’s counsel in the foreign action as agent for such right holder.

This choice-of-forum provision may limit a right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Right holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provisions. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

The determination of the offering price of our public units and the size of the Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry.

Prior to the Offering there has been no public market for any of our securities. The public offering price of the public units and the terms of the rights were negotiated between us and the underwriters. In determining the size of the Offering, management held customary organizational meetings with the Representative, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf.

Factors considered in determining the size of the Offering, prices and terms of the public units, including the public shares and public rights:

• the history and prospects of companies whose principal business is the acquisition of other companies;

• prior offerings of those companies;

• our prospects for acquiring an operating business at attractive values;

• a review of debt-to-equity ratios in leveraged transactions;

• our capital structure;

• an assessment of our management and their experience in identifying operating companies;

• general conditions of the securities markets at the time of the Offering; and

• other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences for an investor. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the public units we are issuing in the Offering, the allocation an investor makes of the purchase price of a public unit between the public share and the public rights included in each unit could be challenged by the Internal Revenue Service (the “IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of public rights is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our public shares suspend the running of a U.S. Holder’s (as defined in the section captioned “Taxation—Material United States Federal Income Tax Considerations—U.S. Holders” below) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of public shares is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult with and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Whether a redemption of public shares will be treated as a sale of such public shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of public shares will depend on whether the redemption qualifies as a sale of such public shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem public shares (including any shares constructively owned by the holder as a result of owning private placement rights or public rights or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of public shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We are likely to be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a U.S. Holder holds our Class A ordinary shares or rights (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year. However, we anticipate that we are likely to be treated as a PFIC in our current taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we will endeavor to provide to such U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. Holder may not make a QEF election with respect to its rights to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described in this Annual Report. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our public shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our public shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our public shares (or other shares into which such public shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company that did not commence operations until the closing of the Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. To date, our efforts have been limited to organizational activities as well as activities related to the Offering. We have not selected any specific business combination target and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our Sponsor has the ability to remove itself as the Company’s Sponsor or to substantially reduce its interests in the Company before identifying a business combination, which may result in change in the strategy and focus of our Company in pursuing a business combination.

Our Sponsor may surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. In addition, the members of our Sponsor could, with the permission of the Sponsor’s managing member, transfer their membership interests in the Sponsor, thereby transferring control of our Sponsor to a third party. Through the forgoing means, our Sponsor may remove itself as the Company’s Sponsor, substantially reduce its interests in the Company, or have its control transferred to a third party before we identify a business combination. Any such reduction of the interests of our Sponsor in the securities of the Company or transfer of Sponsor interests may lead to the Sponsor’s managing member no longer having voting power and control over the affairs of the Company in pursuing a business combination. This could also result in a change to our management team, acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team. Additionally, there can be no assurance that any replacement sponsor will successfully identify a business combination target for us, or, even if one is so identified, successfully complete such business combination.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our public shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following January 1. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions.

If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with another public company, unless it is an emerging growth company that has not opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the Company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2027. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in Offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our initial business combination or reincorporation may result in taxes imposed on shareholders.

We may, subject to requisite shareholder approval under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay taxes attributable to such income. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Neither the underwriters nor any of their affiliates have an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our Company’s business.

Neither the underwriters nor any of their affiliates have any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with the underwriters or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if the underwriters or one of their affiliates refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ public shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our Sponsor, executive officers and directors) the right to have his, her or its public shares redeemed for cash regardless of whether such shareholder votes for or against such proposed business combination or votes at all. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

In addition, we do not intend to hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination. Unless we hold an annual meeting, all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, the entire board of directors will be considered for election, however our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may face risks related to companies in the A&D and TMT industries, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML.

Business combinations with companies in the A&D and TMT industries, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML. entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

• an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

• an inability to manage rapid change, increasing consumer expectations and growth;

• an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

• a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

• an inability to deal with our subscribers’ or customers’ privacy concerns;

• an inability to attract and retain subscribers or customers;

• an inability to license or enforce intellectual property rights on which our business may depend;

• any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

• an inability by us, or a refusal by third parties, to license intellectual property to us upon acceptable terms;

• potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

• competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

• disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

• an inability to obtain necessary hardware, software and operational support; and

• reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the A&D and TMT industries, including TMT companies focused on cybersecurity and secured communications and quantum-based command and control systems, AI and ML. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which the target business we acquire operates, which may or may not be different than those risks listed above.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

In 2025, we were a SPAC with no business operations. Our sole activity related to the Company’s formation and the proposed Offering. We assess and identify the possibility of risk from cybersecurity threats considering both our operations and the nature of our assets, which consist solely of the funds in our operating bank account. To date, we have not experienced any cybersecurity attacks. In light of the nature of our operations we believe that cybersecurity threats are not reasonably likely to materially affect these business operations. In addition, the procedures in place with third parties that maintain our assets are such that it also should not be reasonably likely for cybersecurity threats to materially affect our financial condition. But we recognize that a penetration of our systems or a third party’s systems could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

We have not adopted any specific cybersecurity risk management program or formal processes for managing risks from cybersecurity threats. However, in our overall risk management processes, we employ various procedures designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats given our limited operations and assets. These include, but are not limited to, engaging a third-party information technology consultant who maintains and monitors our information technology network, internal reporting, monitoring and detection tools and anti-virus software. We also periodically assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities, including those that could arise from internal sources and external sources such as third-party service providers we do business with.

Our management is generally responsible for assessing and managing risks from any cybersecurity threats, including through the use of the third-party information technology consultant who reports to our management on actions that he is undertaking and the cybersecurity threats that he sees to our information technology network. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to the Audit Committee of our Board of Directors (which is the committee of the Board of Directors to which oversight of cybersecurity matters and management of cybersecurity incidents has been delegated by the Board of Directors) for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the Audit Committee or the Board of Directors deems appropriate to take. In addition, our management reports to the Audit Committee on a regular basis on the potential for risks from cybersecurity threats.

Item 2. Properties.

We currently maintain our corporate offices at 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303. The cost for this space is included in the $30,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units commenced public trading on January 27, 2026. On March 16, 2026, the Company announced that the holders of the Company’s units may elect to separately trade the securities underlying such units which commenced on March 19, 2026. Any public units not separated will continue to trade on the Nasdaq under the symbol “GIXXU”. Any underlying Class A ordinary shares and rights that are separated will trade on the Nasdaq under the symbols “GIX,” and “GIXXR,” respectively. Each five rights entitles the holder to purchase one Class A ordinary share.

(b) Holders

At March 30, 2026, there were thirty-one holders of record of our ordinary shares. The actual number of holders of our units, separately traded public shares and separately traded rights is greater than the number of record holders, and includes shareholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder Shares

During the period from October 29, 2025 (date of inception) through December 31, 2025, the Sponsor purchased a net 7,664,427 founder shares, for an aggregate purchase price of $25,000, or $0.00326 per share.

The shares issued to the Sponsor were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the founder shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Insider Shares

On November 24, 2025, we granted 15,000 Class B ordinary shares to our Chief Financial Officer, solely in consideration of future services, which remain subject to forfeiture back to us in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial business combination.

Private Placement Units and Shares

Our Sponsor, GigCapital Global advisors and Lynrock purchased pursuant to the Unit Purchase Agreements 107,500 private placement units at a price of $9.7374 per private placement unit, or $1,046,771 in the aggregate, in the private placement that occurred simultaneously with the completion of the Offering.

Certain non-managing investors (none of which are affiliated with any member of management, our Sponsor or any other investor) purchased from us an aggregate of (a) 3,178,430 Class B ordinary shares at a purchase price per Class B ordinary shares of $0.023254, and (b) an aggregate 281,454 private placement units at a price of $9.7374 per private placement unit, for an aggregate purchase price of $2,814,541 in the private placement that occurred simultaneously with the completion of the Offering.

The private placement units and private placement shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The institutional investors are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds

On January 23, 2026, the SEC declared our initial Registration Statement on Form S-1 (File No. 333-291869), in connection with the Offering of $220.0 million, effective.

We entered into an underwriting agreement on January 26, 2026 to conduct the Offering of 22,000,000 units in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 3,300,000 additional units solely to cover over-allotments, if any, in the amount of up to $33.0 million in additional gross proceeds. Each public unit consists of one Class A ordinary share of the Company, $0.0001 par value, and one right to receive one-fifth (1/5) of one Class A ordinary shares upon consummation of the initial business combination.

On January 28, 2026, we consummated the Offering of 25,300,000 units, including the issuance of 3,300,000 units as a result of the underwriter’s exercise in full of their over-allotment option. The units were sold at a price of $10.00 per public unit, generating gross proceeds to us of $253,000,000.

As of December 31, 2025, we had cash of $73,881 held outside the trust account for working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the Cayman Islands and formed by an affiliate of the serial SPAC GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Offering and the sale of the private placement units, our ordinary equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The public units sold in the Offering each consist of one Class A ordinary share of the Company and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial business combination.

The issuance of additional ordinary shares or the creation of one or more classes of preferred shares during our initial business combination:

•
may significantly dilute the equity interest of investors in the Offering who would not have pre-emption rights in respect of any such issue;
•
may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preference shares are senior to those afforded our ordinary shares;
•
could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•
may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•
may adversely affect prevailing market prices for our public shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•
default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•
our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•
our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•
our inability to pay dividends on our ordinary shares;
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest and dividend income on cash and marketable securities from proceeds raised during the Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from October 29, 2025 (date of inception) through December 31, 2025, we had net loss of $44,764, which consisted of operating expenses of $44,766 that were partially offset by interest income of $2.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through receipt of $125,000 from the sale of the founder shares and a related party loan of $100,000. As of December 31, 2025 we had cash of $73,881 and a working capital deficit of $97,718.

On January 28, 2026, subsequent to the period covered by this Annual Report, the Company consummated the Offering of 25,300,000 units, which includes the full exercise by the underwriters of their over-allotment option of 3,300,000 units, at $10.00 per Unit, generating gross proceeds of $253,000,000. Simultaneously with the closing of the Offering, the Company consummated the sale of the private placement units to our sponsor, GigCapital Global advisors and Lynrock for a purchase price of $1,046,771, and the sale of private placement units and the private investor shares to the non-managing investors for a purchase price of $2,814,541.

For the period from October 29, 2025 (date of inception) through December 31, 2025, cash used in operating activities was $4,191, resulting from a net loss of $44,764 and an increase in prepaid expenses and other current assets of $3,993. These are partially offset by an increase in liabilities of $44,566, due to increases in accounts payable and accrued liabilities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable by us, if any), to acquire a target business or businesses and to pay our expenses relating thereto. We expect the interest earned on the amount in the trust account will be sufficient to pay any income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To the extent that our ordinary shares are used in whole or in part as consideration to affect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of December 31, 2025, we had cash of $73,881 held outside the trust account. If the proceeds not held in the trust account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the trust account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of December 31, 2025, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with our Chief Financial Officer to pay a monthly fee of up to $20,000 for accounting services. Commencing on January 27, 2026, the Company agreed to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period (after deducting 999,712 ordinary shares subject to forfeiture in connection with the Proposed Offering). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Deferred Offering Costs Associated with the Proposed Offering

Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to shareholder’s deficit upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2025, we are not subject to any market or interest rate risk. Following the consummation of the Offering, the net proceeds from our Offering, including amounts held in the trust account, have been comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of GigCapital9 Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GigCapital9 Corp. (a Cayman Islands exempted company) (the “Company”) as of December 31, 2025, and the related statements of operations and comprehensive loss, shareholders’ deficit, and cash flows for the period from October 29, 2025 (date of inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from October 29, 2025 (date of inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2025.

San Jose, California

March 31, 2026

GigCapital9 Corp.

Balance Sheet

December 31,
2025
ASSETS
Current assets
Cash	$73,881
Prepaid expenses and other current assets	3,993
Total current assets	77,874
Deferred offering costs	77,954
TOTAL ASSETS	$155,828
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$65,108
Related party loan	100,000
Accrued liabilities	10,484
Total liabilities	175,592
Commitments and contingencies (Note 4-Related Party Transactions)
Shareholders’ deficit:
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, par value of $0.0001 per share; 20,000,000 shares authorized; 7,679,427 shares issued and outstanding (1)	768
Additional paid-in capital	24,232
Accumulated deficit	(44,764)
Total shareholders’ deficit	(19,764)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$155,828

(1) This number includes up to 999,712 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of these financial statements.

GigCapital9 Corp.

Statement of Operations and Comprehensive Loss

Period from October 29, 2025 (inception) through
December 31, 2025
Revenues	$—
General and administrative expenses	44,766
Loss from operations	(44,766)
Other income
Interest income	2
Net loss and comprehensive loss	$(44,764)
Weighted-average shares outstanding, basic and diluted (1)	7,053,712
Net loss per ordinary share, basic and diluted	$(0.01)

(1) This number excludes up to 999,712 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.

The accompanying notes are an integral part of these financial statements.

GigCapital9 Corp

Statement of Shareholders’ Deficit

	Ordinary Shares
	Class B		Additional
Period from October 29, 2025 (inception) through December 31, 2025	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholders’ Deficit
Balances as of October 29, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Founder (1)	7,850,229	785	24,215	—	25,000
Surrender of Class B ordinary shares by Founder	(185,802)	(19)	19	—	—
Issuance of Class B ordinary shares to the CFO	15,000	2	(2)	—	—
Net loss	—	—	—	(44,764)	(44,764)
Balance as of December 31, 2025 (1)	7,679,427	$768	$24,232	$(44,764)	$(19,764)

(1) This number includes up to 999,712 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of these financial statements.

GigCapital9 Corp.

Statement of Cash Flows

Period from October 29, 2025 (Date of Inception) through
December 31, 2025
OPERATING ACTIVITIES
Net loss	$(44,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Prepaid expenses and other current assets	(3,993)
Accounts payable	34,082
Accrued liabilities	10,484
Net cash used in operating activities	(4,191)
FINANCING ACTIVITIES
Proceeds from sale of Class B ordinary shares to the Founder	25,000
Proceeds from related party loan	100,000
Payment of deferred offering costs	(46,928)
Net cash provided by financing activities	78,072
Net increase in cash	73,881
Cash at, beginning of period	—
Cash at, end of period	$73,881

Supplemental non-cash disclosure:
Deferred offering costs included in accounts payable	$31,026

The accompanying notes are an integral part of these financial statements.

GigCapital9 Corp.

Notes to Financial Statements

Note 1. Description of Organization and Business Combination

Organization and General

GigCapital9 Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on October 29, 2025. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) upon closing of the initial public offering.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from October 29, 2025 (date of inception) through December 31, 2025 relates to the Company’s formation and the proposed initial public offering (the “Proposed Offering”), described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end.

Sponsor, Founder and Proposed Financing

The Company’s sponsor is GigAcquisitions9 Corp., a Cayman Island exempted company (the “Sponsor” or the “Founder”). The Company intends to finance a Business Combination with proceeds from a $220,000,000 public offering (Note 3), and a $3,652,406 private placement with the Sponsor, designated investors and certain institutional investors (Notes 3 and 4). Upon the closing of the Proposed Offering, $220,000,000 (or $253,000,000 if the over-allotment option is exercised in full by D. Boral Capital LLC (the “Underwriter”) (Note 3) will be held in a trust account (the “Trust Account”) (discussed below).

The Trust Account

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Proposed Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of an initial Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Proposed Offering or (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related shareholders’ rights.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less withdrawals to pay taxes, if any, and such withdrawals can only be made from interest and not from the principal held in the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the rules of the Nasdaq Global Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such ordinary shares will be recorded at redemption amount and classified as temporary equity upon the completion of the Proposed Offering. The amount in the Trust Account is initially anticipated to be $10.00 per public share ($220,000,000 held in the Trust Account divided by 22,000,000 public shares).

The Company will have 24 months from the closing date of the Proposed Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less amounts withdrawn to pay taxes, if any (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor and those certain institutional investors participating in the private placement each will enter into agreements with the Company, pursuant to which they will agree: (1) to waive their redemption rights with respect to their Founder Shares (as defined below), Private Investor Shares (as defined below), private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; (2) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Investor Shares and private placement shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Proposed Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (3) to waive their redemption rights with respect to their Founder Shares, Private Investor Shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not timely complete its initial Business Combination or with respect to any other provision relating to shareholders’ rights or pre-business (per above under Trust Account) combination activity.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Proposed Offering.

Liquidity

As of December 31, 2025, the Company had $73,881 in cash and working capital deficit of $97,718. Prior to the completion of the Proposed Offering (Note 6), the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company completed its Proposed Offering and the private placement at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statements were issued, and therefore the substantial doubt has been alleviated.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period (after deducting 999,712 ordinary shares subject to forfeiture in connection with the Proposed Offering). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account held in financial institutions, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Deferred Offering Costs Associated with the Proposed Offering

Deferred offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to shareholder’s deficit upon the completion of the Proposed Offering. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Segment Information

Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statement of operations and comprehensive loss. The key measures of segment profit reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Proposed Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31,

2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. Proposed Offering

Pursuant to the Proposed Offering, the Company intends to offer for sale up to 22,000,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s Class A ordinary shares, $0.0001 par value and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of the rights upon closing of an initial Business Combination.

The Company expects to grant the Underwriter a 45-day option to purchase up to 3,300,000 additional Units to cover any over-allotments, at the Proposed Offering price less the underwriting discounts.

The Company expects to pay an underwriting discount of $0.0455 per Unit (or $0.0405 per Unit if the Underwriter’s option to purchase additional Units is exercised in full) to the Underwriter at the closing of the Proposed Offering. The underwriting discount is payable in cash.

Certain institutional accredited investors (none of which are affiliated with any member of management, the Sponsor or any other investor (the “non-managing investors”)) have committed to purchase an aggregate of (a) 3,178,430 Class B ordinary shares (of which up to 414,574 Class B ordinary shares would be subject to forfeiture depending on the extent to which the Underwriter’s over-allotment option is exercised in connection with the Proposed Offering) (the “Private Investor Shares”) at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 260,000 Private Placement Units (or up to 281,454 Private Placement Units if the Underwriter’s over-allotment option is exercised in full) consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per unit in a private placement that will occur simultaneously with the completion of the Proposed Offering (the “Private Placement Unit”) for an aggregate purchase price of $2,605,635 (or $2,814,541 if the Underwriter’s over-allotment option is exercised in full). The Private Investor Shares along with the Founder Shares and Insider Shares (as defined below) will collectively represent approximately 30% of the outstanding ordinary shares upon completion of the Proposed Offering, excluding the private placement shares that are an underlying security to the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses.

Note 4. Related Party Transactions

Founder Shares

On October 29, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary (Cayman) Limited (“Harneys Fiduciary”) upon the Company’s formation was transferred by Harneys Fiduciary to the Founder and 7,850,228 Class B ordinary shares (the 7,850,229 Class B ordinary shares collectively are the

“Founder Shares”) were issued to the Founder for an aggregate purchase price of $25,000. On November 20, 2025, the Founder surrendered 185,802 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,664,427 Founder Shares paid at a purchase price of $0.00326 per share.

On November 24, 2025, the Company granted 15,000 Class B ordinary shares to its Chief Financial Officer (the “Insider Shares”), solely in consideration of future services, which remain subject to forfeiture back to the Company in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

The Founder intends, at the time of the consummation of the Proposed Offering, to sell 580,672 Founder Shares in the aggregate to six advisors to GigCapital Global (“Insiders”) at an aggregate price of $13,503, or $0.023254 per share, and 611,236 Founder Shares to Lynrock Lake Master Fund LP (“Lynrock”) at an aggregate price of $14,214. Following this sale of Founder Shares, the Founder will hold 6,472,519 Founder Shares. The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the Proposed Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Founder, Insiders and Lynrock agreed to forfeit up to 999,712 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriter. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the Underwriter so that the Class B ordinary shares owned by the Founder, Insiders, Lynrock, Chief Financial Officer and non-managing investors will approximate 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Proposed Offering, excluding the private placement shares that are an underlying security to the Private Placement Units

Private Placement Units

The Founder, Insiders and Lynrock have agreed to purchase from the Company 107,500 Private Placement Units pursuant to a Unit Purchase Agreement. In addition, as discussed in Note 3, the non-managing investors will purchase 260,000 Private Placement Units (or up to 281,454 Private Placement Units if the Underwriter’s over-allotment option is exercised in full) at a price of $9.7374 per Private Placement Unit. Each five rights included in the Private Placement Units entitle the holder thereof to receive one Class A ordinary share upon the consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and, as a result, the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company’s Founder, Insiders, Lynrock and the non-managing investors have each agreed not to transfer, assign or sell any of their respective Founder Shares, Private Investor Shares, Private Placement Units or underlying securities to the Private Placement Units that they may hold from the date of the Proposed Offering until the date that is (i) in the case of the Founder Shares and the Private Investor Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and

(ii) in the case of the Private Placement Units (and its underlying securities), until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Investor Shares and Private Placement Units will be part of the liquidating distribution to the public shareholders.

Registration Rights

The Company’s Founder, Insiders, Lynrock and the non-managing investors and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement to be signed on the date of the prospectus for the Proposed Offering with respect to their respective Founder Shares, Private Investor Shares, Private Placement Units or the underlying securities to the Private Placement Units. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the proposed registration rights agreement.

Related Party Loan

The Company has entered into a promissory note with the Sponsor with a principal amount of $100,000 (the “Promissory Note”), all of which remained outstanding as of December 31, 2025, to be used for the payment of expenses related to the Proposed Offering. The Promissory Note was non-interest bearing, unsecured and was due on the earlier of (i) December 31, 2025 or (ii) the date on which the Company consummates the Proposed Offering.

Note 5. Shareholders’ Deficit

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025, 7,679,427 Class B ordinary shares issued and outstanding of which 999,712 are subject to forfeiture if the over-allotment is not exercised in full or part by the Underwriters and 15,000 shares are subject to forfeiture in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

Note 6. Subsequent Events

The Company evaluated subsequent events that occurred after the balance sheet date through March 31, 2026, the date that these financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements, except as disclosed below.

Effective January 1, 2026, GigCapital Global entered into an agreement with DSDG Consulting Group Ltd. (“DSDG”) whereby DSDG will serve as the official representative of GigCapital Global in Israel under the name

GigCapital IL. As the official representative of GigCapital Global, DSDG will assist the Company in identifying and evaluating potential de-SPAC targets within Israel. DSDG will receive an initial retainer of $20,000 for January 2026 and then a monthly retainer of $10,000, which amount is cancellable at GigCapital Global's sole discretion with 30 days' notice. The retainer will be allocated to the special purpose acquisition company within GigCapital Global based on services provided. The Company's director, Admiral (Ret.) David Ben-Bashat, has a direct interest in DSDG.

The Company entered into an underwriting agreement with the Underwriter on January 26, 2026 to conduct the Proposed Offering of 22,000,000 Units in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the Underwriter to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any, in the amount of up to $33.0 million in additional gross proceeds.

On January 28, 2026, the Company consummated the Proposed Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the Underwriter’s exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

The non-managing investors purchased an aggregate of (a) 3,178,430 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 Private Placement Units at a price of $9.7374 per unit for an aggregate purchase price of $2,814,541.

Simultaneously with the closing of the Proposed Offering, the Founder, Insiders and Lynrock purchased from the Company 107,500 Private Placement Units pursuant to a Unit Purchase Agreement.

Following the closing of the Proposed Offering, net proceeds in the amount of $253,000,000 from the sale of the Units in the Proposed Offering were placed in the Trust Account.

Transaction costs amounted to $1,677,007, consisting of $1,025,000 of underwriting fees and $652,007 of offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

On January 28, 2026, the Promissory Note was settled in exchange for Private Placement Units totaling $97,374 and the remaining balance of $2,626 was repaid.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the period from October 29, 2025 (date of inception) through December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Dr. Avi S. Katz	67	Chairman of the Board of Directors and Chief Executive Officer
Christine M. Marshall	54	Chief Financial Officer
Dr. Raluca Dinu	52	Director
Admiral (Ret.) David Ben-Bashat	75	Director
Raanan I. Horowitz	65	Director
Ambassador Adrian Zuckerman	69	Director
Luis Machuca	68	Director
Maj. General (Ret.) Avi Mizrachi	68	Director
Bryan Timm	62	Director

Dr. Avi S. Katz serves as our Chief Executive Officer and Chairman of the Board. Dr. Katz has served as the Chairman of the Board of QT Imaging Holdings, Inc. (OTCQB: QTIH) since its inception of GIG5 in January 2021, which he co-founded with Dr. Dinu. He had also been GIG5’s Chief Executive Officer and President for a short period of time before Dr. Dinu substituted for him as GIG5’s Chief Executive Officer and President. Dr. Katz was the sole manager of GigAcquisitions5, which was our founding stockholder, until its dissolution in March 2025. Dr. Katz holds a 50% membership interest in GigManagement, LLC, and has served as a managing member of GigManagement, LLC since its inception. Dr. Katz has spent approximately 35 years in international executive positions within the TMT industry founding and managing startups, and at privately held start-ups, and publicly traded middle-cap companies and large enterprises. After the sale of GigPeak (also known as GigOptix), which he founded and bootstrapped in April 2007 to IDT in April 2017, in October 2017, Dr. Katz founded GigCapital Global as a serial issuer of private-to-public equity (PPE) entities, also known as special-purpose-acquisition-company (SPAC). Dr. Katz co-founded GIG7 with Dr. Dinu, and Dr. Katz has served as the Chief Executive Officer and the Chairman of the Board since the inception of GIG7 in May 2024. GIG7 completed its initial public offering in August 2024, raising $200 million. It is listed on Nasdaq and trades under the ticker symbol “GIG.” In September 2017 he founded GIG1, a company formed for the purpose of acquiring a company in the TMT industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths (3/4) of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth (1/10) of one share of GIG1 common stock, generating aggregate proceeds of approximately $144 million. On February 22, 2019, GIG1 entered into a stock purchase agreement to acquire Kaleyra S.p.A. at about transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” (and since that time, Kaleyra uplisted to the NYSE). In November 2023, Kaleyra was sold to Tata Communications at a transaction enterprise value of about $320 million in a cash deal and ceased to exist as a public company. Dr. Katz served as the Chairman of the Board and Secretary of Kaleyra since the consummation of the transaction in November 2019 until the acquisition by Tata. In this capacity, Dr. Katz steered many restructurings and refinancings, including the acquisition of mGage from Blackstone for about $225 million in a cash and stock deal in June 2021. Prior to that time, Dr. Katz served as the Executive Chairman, Secretary, and Chief Executive Officer of GIG1. In March 2019, Dr. Katz founded GIG2, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG2 common stock, one warrant to purchase one share of GIG2 common stock, and one right to receive one-twentieth (1/20) of one share of GIG2 common stock, generating aggregate proceeds of about $173 million. On June 8, 2021, GIG2 completed its business combination with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC, and the Company changed its name to UpHealth, Inc. and was listed on the NYSE under the new ticker symbol “UPH”, where it remained listed until 2024 when it was delisted from the NYSE and commenced trading on the OTC Pink, and subsequently on the OTC Expert Market, under the new ticker symbol “UPHL.” Dr. Katz initially served as the Chief Executive Officer of GIG2 until August 2019, when Dr. Dinu substituted for him in that position. He also served as the Executive Chairman and Secretary of GIG2 since inception until the closing of the business combination in June 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of UpHealth, becoming the sole Chairman of the Board of UpHealth in June 2022. In this capacity, Dr. Katz has steered many restructurings and refinancings of the company, including the sales of two divisions of the company — IGI, which was sold for $56 million in a cash deal to Belmar Pharma Solutions in June 2023, and Cloudbreak Health, which was sold for $180 million in a cash deal to GTCR in March 2024. However, some subsidiaries of UpHealth, Inc., such as UpHealth Holdings, Inc. and its wholly-owned subsidiaries, Thrasys, Inc. and Behavioral Health Services, LLC, and each of their subsidiaries filed voluntary petitions for relief under Chapter 11 of U.S. Bankruptcy Code in 2023. In February 2020, Drs. Katz and Dinu co-founded GIG3, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT industry. GIG3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG3 common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200 million. On May 6, 2021, GIG3 completed its business combination with Lightning Systems, Inc., which did business as Lightning eMotors, and GIG3 retained such name. Lightning eMotors, Inc. was listed on the NYSE under the new ticker symbol “ZEV,” but now is listed on the OTC Expert Market under the ticker symbol “ZEVY.” Dr. Katz served as the Chief Executive Officer, Executive Chairman and Secretary of GIG3 since its inception until the closing of the business combination in May 2021, when Dr. Katz was appointed as the Co-Chairman of the board of directors of Lightning eMotors and served in that position until October 2021 when he did not stand for reelection to the board of directors. Lightning eMotors went into receivership in December 2023, and as a result, the assets of Lightning eMotors were sold to GERCO LLC, a subsidiary of GILLIG, in February 2024. In December 2020, Drs. Katz and Dinu co-founded GIG4, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one (1) warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of about $359 million. GIG4 listed on Nasdaq under the symbol “GIG.” In June 2021, GIG4 announced its agreement for a business combination with BigBear.ai Holdings, LLC. The business combination between GIG4 and BigBear.ai Holdings, LLC closed in December 9, 2021, and GIG4 was renamed BigBear.ai Holdings, Inc. BigBear.ai moved its listing from Nasdaq to the NYSE, where it is listed under the ticker symbol “BBAI.” Dr. Katz served as the Executive Chairman of GIG4 from its inception until the closing of the business combination with BigBear.ai on December 9, 2021, and since then and until March 2024, has continued to serve as a member of the board of directors of BigBear.ai. In February 2021, Drs. Katz and Dinu co-founded GigInternational1, Inc. a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, in which it sold 20,900,000 units at a per unit price of $10.00, with each unit consisting of one share of GigInternational1 common stock and one-half (1/2) of one (1) warrant to purchase one share of GigInternational1 common stock, generating aggregate proceeds of $209 million. GigInternational1 listed on Nasdaq under the symbol “GIW,” but in November 2022, decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. Drs. Katz and Dinu co-founded GIG7 in May 2024, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries, and Dr. Dinu has served on the board of directors of GIG7 since its inception. GIG7 completed its initial public offering in August 2024. GIG7 entered into a business combination agreement with Hadron Energy, Inc. on September 27, 2025 and filed a registration statement on Form S-4 with the SEC on November 12, 2025. Drs. Katz and Dinu also co-founded GigInternational1, Inc., a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, mobility and semiconductor industries with a particular emphasis on the EMEA market. Drs. Katz and Dinu co-founded GIG8 in June 2025, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the aerospace and defense services industry and the TMT industry, including TMT companies focused on, cybersecurity and secured communications and quantum-based command and control systems, and artificial intelligence and machine-learning industries. GIG8 completed its initial public offering in October 2025, in which it sold 25,300,000 units at a per unit price of $10.00, with each unit consisting of one Class A ordinary share and one right to receive one-fifth of one Class A ordinary share of GIG8 upon the consummation of an initial business combination, generating $253 million. GIG8 listed on Nasdaq under the symbol “GIW” and is currently looking for a suitable acquisition target. Dr. Katz was the Executive Chairman of GigInternational1 since its inception. Prior to launching his first Private-to-Public (PPE) company in 2017, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak, originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak from its inception in 2007 until its sale in April 2017 to IDT for $250 million in cash. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From

2003 to 2005, Dr. Katz was the chief executive officer, president, and a member of the board of directors of Intransa, Inc. From 2000 to 2003, Dr. Katz was the chief executive officer, president and a member of the board of directors of Equator Technologies. Prior to it, Dr. Katz held several leadership positions over the span of his career within the TMT industry since serving as member of Technical Staff at AT&T Bell Laboratories between 1988 and 1994, and made numerous angel investments in high-tech companies around the world, being a serial entrepreneur. He holds many U.S. and international patents, authored and co-authored more than 350 published scientific and technical articles in reputable journals, and is the editor of a number of technical books. Dr. Katz is a global philanthropist, and among many other activities, serves as board member of the NY Philharmonic Company. He is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Naval ASW class, and holds a B.Sc. and Ph.D. in Materials Engineering from the Technion (Israel Institute of Technology). Dr. Katz is married to Dr. Dinu, one of our directors.

Christine M. Marshall joined our company as Chief Financial Officer on June 30, 2025. Ms. Marshall is an accomplished finance leader with extensive expertise in GAAP, SEC reporting, SOX compliance, financial policies and procedures, process enhancements, mergers and acquisitions, debt offerings and operation accounting. Ms. Marshall has a proven track record of building and leading high performing teams throughout her long career. Prior to joining our company, Ms. Marshall was a consultant for the DeWinter Group from September 2023 to March 2024, and in that capacity, acted as the Interim Controller for one of their SaaS clients. Ms. Marshall has also been the chief financial officer of GIG7 since May 2024 and GIG8 since June 30, 2025. From 2015 to 2023, Ms. Marshall was the Senior Director of Accounting, as well as for a portion that time, the Assistant Controller at Vocera Communications, Inc., a company supplying a wireless network-based software solution for voice communication in a variety of settings, which was acquired by Stryker Corporation in February 2022. Her extensive experience also includes acting as an External Reporting and Technical Accounting Consultant from 2009 until 2015 for a number of companies. From 2005 until 2007, Ms. Marshall also performed management and technical accounting functions in her role as External Reporting Manager at Adaptec, Inc., a computer storage company acquired by Microchip Technology. She was also previously a Senior Manager of Assurance and Advisory Services at Deloitte, one of the largest global accounting firms, from 1993 until 2004. Ms. Marshall holds a Bachelor of Science in Commerce from Santa Clara University and is a Certified Public Accountant (inactive) with the State of California.

Dr. Raluca Dinu is our director. Dr. Dinu is the Chief Executive Officer, President, Secretary, serving in those roles since March 2024 and as a director of QT Imaging Holdings, Inc. (OTCQB: QTIH), since its inception by her and Dr. Katz as GIG5 in February 2021. Dr. Dinu has spent approximately 21 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. She served as the Chief Executive Officer of GIG2 from August 2019 to June 2021 and as a member of its board of directors since March 2019 and has continued in that role after that company became UpHealth, Inc. She also served on the board of directors of GIG3 beginning in February 2020 and continued in that role after that company became Lightning eMotors, Inc. in May 2021 until October 2021. She has also served as a member of the board of directors of BigBear.ai Holdings, Inc. since its inception in December 2020 as GIG4 until March 2024, and prior to the December 2021 business combination, was also the President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. Drs. Katz and Dinu co-founded GIG7 in May 2024, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, AI/ML, cybersecurity, MedTech, semiconductor and sustainable industries, and Dr. Dinu has served on the board of directors of GIG7 since its inception. GIG7 completed its initial public offering in August 2024. Drs. Katz and Dinu also co-founded GigInternational1, Inc., a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, A&D, mobility and semiconductor industries with a particular emphasis on the EMEA market. GigInternational1 completed its initial public offering in May 2021, and Dr. Dinu served as a director beginning with the inception of GigInternational1 and as the Chief Executive Officer, President and Secretary of GigInternational1 beginning in March 2021. In November 2022, GigInternational1 decided to liquidate and dissolve the company rather than pursue a business combination, and in December 2022, GigInternational1 delisted from Nasdaq after liquidating its trust account. Drs. Katz and Dinu co-founded GIG8 in June 2025, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the aerospace and defense services industry and the TMT industry, including TMT companies focused on, cybersecurity and secured communications and quantum-based command and control systems, and artificial intelligence and machine-learning industries. Dr. Dinu also holds a 50% membership interest in GigManagement,

LLC, and has served as a managing member of GigManagement, LLC since its inception. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of Optical Interconnects Division of IDT (Nasdaq: IDTI). Prior to that, she held several executive-level positions at GigPeak, Inc. (NYSE MKT: GIG) including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was Vice President of Engineering at Lumera (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and Compensation Committees in 2021 and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, our Chairman of the Board.

Admiral (Ret.) David Ben-Bashat is our independent director. V. Admiral (Ret.) Ben-Bashat was the Commander in Chief of the Israeli Navy, retiring in 2008 after serving more than 38 years. Throughout his service in the Israeli Navy, V. Admiral (Ret.) Ben-Bashat assumed the role as the Chief Commander of the missile boat flotilla and commander of the Naval Officers Academy, as well as held different commanding positions as a naval commander and as an officer at the Navy Headquarters. Between 1996 and 1999, V. Admiral (Ret.) Ben-Bashat served as Israel’s Defense attaché and the Head of the Israeli Ministry of Defense Mission in Singapore. As the Commander in Chief of the Israeli Navy, V. Admiral (Ret.) Ben-Bashat had a significant role in building the Israeli naval forces for the years to come. He executed the contract for the advance “Dolphin” type submarines from Germany and started the process of designing the next generation of the future corvette of the Israeli Navy. He was pivotal in leading the IDF’s decision to start using maritime UAVs for EEV maritime airborne surveillance missions. In 2007, V. Admiral (Ret.) Ben-Bashat’s achievements were rewarded with the highest decoration by the USA President for a foreign officer, the “Legion of Merit” and by the Italian President with the highest special decoration in appreciation for his contribution to the NATO forces. After his retirement in 2008, V. Admiral (Ret.) Ben-Bashat established a consulting firm that specializes in Defense, Homeland Security (HLS) and Cyber domains. V. Admiral (Ret.) Ben-Bashat and the firm’s professional team specialize in analyzing security risks and identifying design security technology solutions for national and critical assets engaged with governments and international technology companies. V. Admiral (Ret.) Ben-Bashat is a director of GIG8 since October 2025. The firm also advises on the development of national economic usage of EEZ waters. Since 2021, he has served as active board member for GaitMetrics, a Singapore based AI company that provides innovative, cutting-edge security and monitoring solutions for security markets. GaitMetrics technologies empower organizations with AI technology, non-intrusive radio tools for human detection, and synergistic and integrated human identification and monitoring systems. In parallel to his business operations, V. Admiral (Ret.) Ben-Bashat serves as the Chairman of the Israel Navy Veterans Association. V. Admiral (Ret.) Ben-Bashat holds a B.A. in Economics and an MBA from Haifa University and is a graduate of the USA Naval War College for senior officers in Newport, Rhode Island.

Raanan I. Horowitz is our independent director. Mr. Horowitz currently serves on the Board of Trustees of the Institute for Defense Analysis, an American non-profit corporation that administers three federally funded research and development centers (FFRDCs) to assist the United States government in addressing national security issues. He also serves on the board of directors of the DFW International Airport, the board of directors of Parry Labs, a digital engineering company serving the defense market, and the board of directors of GIG7 (Nasdaq:GIG). He is a member of the Wall Street Journal board of directors Council and a member of the Board of Directors of Business Executives for National Security (BENS), a non-partisan, non-profit organization that connects business leaders with national security efforts to enhance the United States’ defense and security. He was previously a member of the board of directors of BigBear.ai Holdings, Inc. (BBAI: NYSE) following its business combination with GIG4 in December 2021, serving as the chair of the Nominations and Governance Committee until May 2023. He also served on the board of directors of GIG5 (Nasdaq:GIA) until its business combination with QTI, Inc. (OTCQB:QTIH) in March 2024. Mr. Horowitz is a director of GIG8 since October 2025. Mr. Horowitz was the President, Chief Executive Officer and a member of the board of directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and medical instrumentation markets from 2007 until March 2024. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd., a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 19,500 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015, 2018, 2022 and 2023, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies.” In addition, Mr. Horowitz is active in the A&D industry, serving on the Board of Governors of the Aerospace Industries Association since 2008, the board of directors for the National Defense Industrial Association since 2015, as a member of Business Executives for National Security since 2014, and as a member of the Wall Street Journal CEO Council from 2018 until 2024. Since April 2024, Mr. Horowitz has also been a member of the board of trustees of the Institute for Defense Analysis and the board of directors of Parry Labs, LLC, an engineering services company. Previously, he served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. He was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from Tel-Aviv University in Israel.

Ambassador Adrian Zuckerman is our independent director. Ambassador Zuckerman was the United States Ambassador to Romania from 2019 to 2021. Under his leadership Romania signed a ten-year defense cooperation agreement with the United States that provided financial, military and strategic support and cooperation. He also advanced and helped structure an intergovernmental agreement between the US and Romania for the $8 billion refurbishment of the Cernavoda nuclear plant which included refurbishing one operating reactor and building two additional nuclear reactors. To help finance this project, the Ambassador negotiated a $7 billion financing agreement with the Export-Import Bank of the United States (EXIM). The Cernavoda project was the largest-ever joint project between the United States and Romania. He was the recipient of the Star of Romania, Order of Grand Cross. Ambassador Zuckerman has worked as an Of Counsel to DLA Piper LLP (US) from 2021 to date, bringing his unique skills as a lawyer and former government official to advise multinational corporations on legal, regulatory and governmental affairs as they expand into emerging markets in Eastern Europe and around the world. Before being named as the United States Ambassador to Romania, he was a partner at Seyfath Shaw LLP from 2013 to 2019. Ambassador Zuckerman is a director of GIG8 since October 2025. Ambassador Zuckerman is also a member of the advisory board of the Krach Institute for Tech Diplomacy at Purdue University. He holds an undergraduate degree from the Massachusetts Institute of Technology and a law degree from the New York Law School.

Luis Machuca is our independent director. He also serves as a director of GIG8 since October 2025 and a director of UpHealth, Inc. (OTC Expert Market: UPHL) since December 2022, and as a director of Columbia Banking System (Nasdaq: COLB) since 2010 and as Chair of its Compensation Committee from 2015 to 2025, and was the designated director for its FinTech venture. In addition, he served as a director of Cambia Health Solutions from 2008 to 2024, and also serves as Cambia’s director on the board of Echo Health Ventures, which he chaired from 2019 until 2021. Mr. Machuca also served as an independent director and chairman of the board of Saphyre, a private equity-backed FinTech startup from 2022 to 2025. Mr. Machuca is a leader in technology and healthcare with experience in governance, turnarounds, mergers and acquisitions, finance, risk management and talent development. In December 2001, he founded Kryptiq Corporation, a venture-backed company in the healthcare technology field, and served as its chief executive officer from January 2002 until 2015. Under Mr. Machuca’s leadership, Kryptiq had a profound impact on the relationship between medical providers and patients, leading to its acquisition by Surescripts as a wholly owned subsidiary in August 2012. After spinning off in January 2015 as Enli Health Intelligence Corporation, under Mr. Machuca’s continued leadership as Chief Executive Officer (a role that he held until December 2020), the newly independent company rapidly became the market leader in population health management software. Prior to Enli Health Intelligence, Mr. Machuca served as President and Chief Operating Officer of eFusion Corporation from 1998 until its acquisition by ITXC in 2000, after which he served as Executive Vice President and General Manager of e-Commerce until 2001. Before eFusion, Mr. Machuca served as Executive Vice President of the NEC Computer Services Division of Packard Bell-NEC Corporation from 1996 to 2001. He began his career with Intel in 1981, where he spent 15 years ascending to leadership roles in manufacturing, engineering, marketing, and ultimately became the General Manager of the OEM Systems Division. He holds a B.S. in Electrical Engineering and an M.S. in Industrial Engineering from Purdue University.

Maj. General (Ret.) Avi Mizrachi is our independent director. Mr. Mizrachi served as CEO of UVision from 2019 to 2024. During his tenure, he led the development and deployment of multiple advanced loitering-munition systems and grew the company’s revenues from approximately USD 414,000 to USD 1 billion, firmly establishing

UVision as a leading global player in the field. Prior to joining UVision, Mr. Mizrachi served as Executive Vice President for Business Development — Southeast Asia and Israel at Elbit Systems, a position he assumed in 2013. In this role, he was responsible for approximately one-third of Elbit Systems’ annual revenue (USD 3.4 billion) and played a key role in the successful acquisition of Israel Military Industries (IMI) Systems. He was a member of Elbit Systems’ senior management team and reported directly to the CEO. Mr. Mizrachi completed a 35-year distinguished career in the Israel Defense Forces (IDF), reaching the rank of Major General. From 2009 to 2012, he served as Commander of the IDF Central Command. Earlier in his career, he held several senior leadership roles, including Commander of the IDF Ground Forces and Head of the Technology and Logistics Branch. Mr. Mizrachi holds a Bachelor of Arts in Computer Science and Business Administration from Pace University, New York, and is a graduate of Harvard Business School’s Advanced Management Program.

Bryan Timm is our independent director. Mr. Timm is also a director of GIG8 since October 2025. Mr. Timm currently serves as a Board Advisor for Papé Group, a family company serving the West Coast with Kenworth, John Deere, and Hyster heavy equipment dealerships. He previously served on the Board of Directors of Umpqua Holdings Corporation (Nasdaq: UMPQ) (n/k/a Columbia Banking System) from 2004 to 2023. As a director he served in multiple roles including Vice Chairman of the Board, Chairman of the Audit and Compliance Committees, and Finance and Capital Committee Chair. Mr. Timm also served on and chaired Northwestern Mutual Policy Owner’s Examining committee in 2011 and 2012. Mr. Timm most recently worked for Columbia Sportswear Company (Nasdaq: COLM) over a twenty-year period serving in the executive roles of President from February 2015 to June 2017, Chief Operating Officer from May 2008 to June 2017, and Chief Financial Officer from 1997 to May 2008. Prior to 1997, he held financial positions for Oregon Steel Mills, Inc. (NYSE: OS) and at KPMG as part of the Audit practice. Mr. Timm holds a B.S. degree from the University of Idaho and is a Certified Public Accountant (lapsed) in the state of Oregon.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors will be elected each year at our annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination (unless required by Nasdaq).

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized by our amended and restated memorandum and articles of association to appoint persons to serve as officers as it deems appropriate. Our executive officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2025.

Audit Committee

We have established an audit committee of the Board of Directors. Mr. Horowitz and Mr. Zuckerman serve as members of our audit committee. Mr. Timm serves as the Chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Mr. Timm, Mr. Horowitz and Mr. Zuckerman are independent.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Timm qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

▪
assisting the Board of Directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (5) the qualifications and independence of the Company’s independent registered public accounting firm;
▪
reviewing with each of the internal auditors and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.
▪
reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;
▪
reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;
▪
receiving and reviewing reports of the independent registered public accounting firm discussing 1) all critical accounting policies and practices to be used in the independent registered public accounting firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;
▪
reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;
▪
reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;
▪
discussing with management and the independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;
▪
reviewing material pending legal proceedings involving the Company and other contingent liabilities;
▪
meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;
▪
reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;
▪
establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

▪
reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and
▪
establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Mr. Horowitz and Mr. Timm, and Mr. Machuca serves as Chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

▪
reviewing the performance of the Chief Executive Officer and executive management;
▪
assisting the Board of Directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);
▪
reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the Company philosophy;
▪
approving the salaries, bonus and other compensation for all executive officers;
▪
reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪
reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪
reviewing and making recommendations concerning executive compensation policies and plans;
▪
reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;
▪
reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board of Directors;
▪
reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;
▪
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
▪
reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;
▪
assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
▪
issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;

▪
annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and
▪
undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board of Directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Mr. Machuca and Admiral (Ret.) Ben-Bashat, and Mr. Horowitz serves as Chairman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

▪
developing and recommending to the Board of Directors the criteria for appointment as a director;
▪
identifying, considering, recruiting and recommending candidates to fill new positions on the Board of Directors;
▪
reviewing candidates recommended by shareholders;
▪
conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪
recommending director nominees for approval by the Board of Directors and election by the shareholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Compensation Committee Interlocks and Insider Participation

None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Compensation Committee Report

The compensation committee of the board of directors has reviewed and discussed the “Compensation of Our Executive Officers and Directors” section below and, based on such review and discussion, has recommended to our board of directors that such section be included in this Form 10-K.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of our Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Following the closing of the Offering, Admiral (Ret.) Ben-Bashat, Mr. Horowitz, Ambassador Zuckerman, Mr. Machuca, Maj. General (Ret.) Mizrachi and Mr. Timm are our independent directors. Our independent directors may have regularly scheduled meetings at which only independent directors are present in certain circumstances. Any initial business combination must be approved by a majority of our independent directors. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Business Conduct and Ethics and our board committee charters as exhibits to the initial registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us, or may accessed on our Company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Insider Trading Policy

Subsequent to the consummation of the Offering, we adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear all trades with our legal counsel prior to execution. We cannot currently determine whether any of our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as that would be dependent upon several factors, including but not limited to, the timing and size of any such purchase. Depending on the circumstances, any of our insiders may decide to make purchases of our public shares pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Further, there is significant overlap among the directors and officers of UpHealth, Inc., QT Imaging Holdings, Inc., GIG7, GIG8 and our Company. Dr. Katz, our Chief Executive Officer and Chairman, serves as the Chairman of QT Imaging Holdings, Inc. and UpHealth, Inc. and as the Chief Executive Officer and Chairman of GIG7 and GIG8 Ms. Marshall, our Chief Financial Officer, serves as the Chief Financial Officer of GIG7 and GIG8 Dr. Dinu, our director, is also a member of the board of directors of UpHealth, Inc., GIG7 and GIG8 and the Chief Executive Officer and member of the board of directors of QT Imaging Holdings, Inc. Any of such companies may present additional conflicts of interest in pursuing an acquisition target. Investors should be aware of the following potential conflicts of interest:

▪
None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
▪
In the course of their other business activities, our Sponsor, officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. However, our officers and directors have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.
▪
Unless we consummate our initial business combination, our executive officers, directors and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.
▪
The founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof, private placement rights (and underlying securities) will be released from their respective lock-up restrictions only if a business combination is successfully completed, and the private placement rights will expire worthless if a business combination is not consummated.

For the foregoing reasons, our Board of Directors may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with our Company.

In general, executive officers and directors of a corporation incorporated under the Cayman Islands are required to present business opportunities to a corporation if:

▪
the corporation could financially undertake the opportunity;
▪
the opportunity is within the corporation’s line of business; and
▪
it would not be fair to the corporation and its shareholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our management team may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our Company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he or she might have in the event their respective business combinations are not consummated. Accordingly, our amended and restated memorandum and articles of association provide that the doctrine of corporate opportunity will not apply with respect to any of our executive officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Dr. Avi S. Katz	Gig4L, LLC	Consulting and Investment	Founder and managing member
	GigManagement, LLC	Management Company	Co-founder and managing member
	UpHealth, Inc.	Healthcare and Telemedicine	Chairman of board of directors
	QT Imaging Holdings, Inc.	Medical Device	Chairman of board of directors
	GigCapital7 Corp.	SPAC	Chief Executive Officer
	GigAcquisitions7 Corp.	PPE (SPAC) sponsorship	Founder and manager
	GigCapital8 Corp.	SPAC	Chief Executive Officer
	GigAcquisitions8 Corp.	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions9 Corp.	PPE (SPAC) sponsorship	Founder and manager

Christine M. Marshall	GigCapital7 Corp.	SPAC	Chief Financial Officer
	GigCapital8 Corp.	SPAC	Chief Financial Officer

Dr. Raluca Dinu	GigManagement, LLC	Management Company	Co-founder and managing member
	Gig4L, LLC	Consulting and Investment	Founder and managing member
	UpHealth, Inc.	Healthcare and Telemedicine	Director
	QT Imaging Holdings, Inc.	Medical Device	Chief Executive Officer, President, Secretary and Director
	GigCapital7 Corp.	SPAC	Director
	GigAcquisitions7 Corp.	PPE (SPAC) sponsorship	Founder and manager
	GigCapital8 Corp.	SPAC	Director
	GigAcquisitions8 Corp.	PPE (SPAC) sponsorship	Founder and manager
	GigAcquisitions9 Corp.	PPE (SPAC) sponsorship	Founder and manager

Ambassador Adrian Zuckerman	DLA Piper LLP (US)	Law Firm	Of Counsel
	GigCapital7 Corp.	SPAC	Director
	GigCapital8 Corp.	SPAC	Director

Raanan Horowitz	Institute for Defense Analysis	Technical and Scientific Analysis	Member of board of trustees
	Parry Labs LLC	Engineering Services	Director
	GigCapital7 Corp.	SPAC	Director
	GigCapital8 Corp.	SPAC	Director

Admiral (Ret.) David Ben-Bashat	GaitMetrics	Security Company	Director
	GigCapital8 Corp.	SPAC	Director

Individual	Entity	Entity’s Business	Affiliation
Luis Machuca	UpHealth, Inc.	Healthcare and Telemedicine	Director
	Columbia Banking System	Financial Institution	Director
	GigCapital8 Corp.	SPAC	Director
Maj. General (Ret.) Avi Mizrachi	Elbit Systems	Defense Technology	Executive Vice President
	UVision	Defense Technology	Chief Executive Officer

Bryan Timm	GigCapital8 Corp.	SPAC	Director

If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares and private placement shares in favor of our initial business combination, but not any public shares that non-managing investors may buy in the Offering or after the Offering on the open market. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their founder shares, insider shares or private shares. If they purchase public shares as part of the Offering or on the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor, executive officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our management team and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period ended December 31, 2025 there were no delinquent filers.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

As we are a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation is to retain the executives and directors to help identify and close a business combination.

Commencing on the date that the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the Company’s initial business combination or our liquidation, the Company has agreed to pay GigManagement, LLC a total of $30,000 per month for office space and general and administrative services. This arrangement was agreed to by an affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer for the Company’s benefit and is not intended to provide such affiliate of the Company’s Executive Chairman and the Company’s Chief Executive Officer compensation in lieu of a salary. The Company believes that such fees are at least as favorable as it could have obtained from an unaffiliated third party for such services.

The Company has agreed to pay Ms. Marshall, its Treasurer and Chief Financial Officer up to $20,000 per month for her services.

In accordance with what was provided for in the Current Report on Form 8-K, on February 5, 2026, the Board of Directors approved the payment by the Company of advisory fees to directors in connection with certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations as well as pertaining to Board of Directors committee service and administrative and analytical services. These advisory fees are due to be paid quarterly, and include payments to Dr. Avi Katz, the Chief Executive Officer. The quarterly amounts approved to start on February 5, 2026 are as follows:

Director	Quarterly Compensation
Dr. Avi S. Katz	$4,000
Dr. Raluca Dinu	$4,000
Admiral (Ret.) David Ben-Bashat	$4,000
Raanan I. Horowitz	$4,000
Ambassador Adrian Zuckerman	$4,000
Luis Machuca	$4,000
Maj. General (Ret.) Avi Mizrachi	$4,000
Bryan Timm	$4,000

Following are the tabular disclosures of our executive officer and director compensation:

Management Compensation

Name and principal position	Year	Salary	Bonus	Share Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation (1)	Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 29, 2025 (Inception) through December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—
Christine M. Marshall, Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2025 (Inception) through December 31, 2025	$10,484	$—	$—	$—	$—	$—	$—	$10,484

(1)
Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations.

Except as set forth above, no compensation will be paid to the Company’s Sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination with the target business. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s independent directors review on a quarterly basis all payments that were made to the Sponsor, executive officers, directors or their affiliates. The Company is not party to any agreements with its officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this annual report, and as adjusted to reflect the sale of our shares included in the units, by:

▪
each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;
▪
each of our executive officers and directors that beneficially owns ordinary shares; and
▪
all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.

	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding	Approximate Percentage
Name and Address of Beneficial Owner (1)	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares (2)	of Outstanding Shares (3)
Directors and Named Executive Officers:
Dr. Avi S. Katz (4)	10,000	6,472,519	*	17.7%
Christine M. Marshall	—	15,000	*	*
Dr. Raluca Dinu (4)	10,000	6,472,519	*	17.7%
Admiral (Ret.) David Ben-Bashat	—	—	—	—
Raanan I. Horowitz	7,500	91,685	*	*
Ambassador Adrian Zuckerman	—	—	—	—
Luis Machuca	10,000	122,247	*	*
Maj. General (Ret.) Avi Mizrachi	—	—	—	—
Bryan Timm	10,000	122,247	*	*
All Directors and Executive Officers of the Company as a Group (9 Individuals)	37,500	6,823,698	—	18.8%
Five Percent or Greater Holders:
GigAcquisitions9 Corp.(4)	10,000	6,472,519	*	17.7%
Dr. Avi S. Katz (4)	10,000	6,472,519	*	17.7%
Dr. Raluca Dinu(4)	10,000	6,472,519	*	17.7%
Tenor Opportunity Master Fund, Ltd.(5)	2,178,000	244,495	8.5%	6.6%
Harraden Circle Investors GP, LP(6)	2,568,800	488,989	10.0%	8.4%

* Less than one percent

(1)
Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(2)
Based on 25,688,954 Class A ordinary shares outstanding as of March 30, 2026.
(3)
Based on 36,546,811 ordinary shares outstanding as of March 30, 2026.
(4)
Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Katz, our Chairman of the Board of Directors, and Dr. Raluca Dinu, our director, who both have the voting and dispositive power over the shares held by our Sponsor. The Sponsor’s business address is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.
(5)
Pursuant to a Schedule 13G/A filed with the SEC on February 3, 2026, the Class A ordinary shares reported herein are held by Tenor Opportunity Master Fund, Ltd. (the “Master Fund”). Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the Master Fund, Tenor Capital and Robin Shah may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Master Fund. The Master Fund,

Tenor Capital and Robin Shah have not admitted that they are beneficial owners of the shares for purposes of Section 13 of the Exchange Act or for any other purpose. Each of the Master Fund, Tenor Capital and Robin Shah has disclaimed beneficial ownership of the shares except to the extent of their respective pecuniary interest therein. The address of Tenor Capital is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
(6)
Pursuant to a Schedule 13G filed with the SEC on February 3, 2026, the Class A ordinary shares reported herein are directly beneficially owned by Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund") and Harraden Circle Concentrated, LP (“Harraden Concentrated Fund”). Harraden Circle Investors GP, LP (“Harraden GP”) is the general partner to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund, and Harraden Circle Investors GP, LLC (“Harraden LLC”) is the general partner of Harraden GP. Harraden Circle Investments, LLC(“Harraden Adviser”) serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, Harraden Concentrated Fund, and other high net worth individuals. Frederick V. Fortmiller, Jr. is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the shares reported herein directly beneficially owned by Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund. The address of Harraden Circle Investors GP, LP is 885 Third Avenue, Suite 2600B, New York, NY 10022.

Our initial shareholders and any of their permitted transferees beneficially own approximately 40% of our issued and outstanding shares (assuming none of our initial shareholders purchases any public units in the open market), with our Sponsor beneficially owning approximately 17.7% of such issued and outstanding shares. Because of this ownership block, our initial shareholders, may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

At our formation on October 29, 2025, one Class B ordinary share that was allotted to Harneys Fiduciary upon our formation was transferred by Harneys Fiduciary to our Sponsor and 7,850,228 Class B ordinary shares were issued to our Sponsor for an aggregate purchase price of $25,000. On November 20, 2025, our Sponsor surrendered 185,802 Class B ordinary shares to us (which were cancelled) for no consideration, with the resulting 7,664,427 founder shares. The purchase price per founder share was determined by dividing the amount of cash contributed to our Company by the number of founder shares issued. Prior to the investment of $25,000 by our Sponsor (before giving effect to the sales of shares to four of our directors), our Company had no assets, tangible or intangible.

On November 24, 2025, we granted 15,000 insider shares to our Chief Financial Officer, solely in consideration of future services. The 15,000 insider shares granted to the Chief Financial Officer are subject to forfeiture back to the Sponsor in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering our Sponsor sold 580,672 founder shares in the aggregate to GigCapital Global advisors at an aggregate price of $13,503, and 611,236 founder shares to Lynrock at an aggregate price of $14,214, thus recouping in full the amount that our Sponsor paid to purchase all of the founder shares that it purchased, including the 6,472,519 founder shares that it retained following the sales of founder shares to Lynrock and the GigCapital Global advisors, with the result that our Sponsor has a $0 per share basis in the founder shares.

The number of founder shares, and the forfeiture mechanism underlying the founder shares, has been determined in order to ensure that the founder shares, together with the private investor shares owned by the non-managing investors will collectively represent approximately 30% of the issued and outstanding shares (assuming none of the initial shareholders purchases public units or public shares in the Offering) upon completion of the Offering and the exercise of the underwriters’ over-allotment option. In connection with the Offering, our Sponsor and three of our directors hold 6,808,698 founder shares.

On November 17, 2025, we issued a promissory note to our Sponsor with a principal amount of $100,000, all of which remained outstanding as of December 31, 2025. On January 28, 2026, the promissory note was settled in exchange for private placement units totaling $97,374 and the remaining balance of $2,626 was repaid.

Except with respect to permitted transferees, our initial shareholders have agreed not to transfer, assign or sell any of their respective founder shares, private placement shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (A) 6 months after the date of the consummation of our initial business combination or (B) subsequent to our initial business combination, (x) the date on which the last sale price of our ordinary shares equals or exceeds $11.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, or (y) the date on which we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Permitted transferees would be subject to the same restrictions and other agreements of our initial shareholders with respect to any such securities.

In order to meet our working capital needs following the consummation of the Offering, our Sponsor, executive officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our Sponsor, executive officers, directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares, insider shares, private investor shares and private placement shares issued and outstanding on the date of this Annual Report, and the shares to be issued upon conversion of the private placement rights upon consummation of our initial business combination, as well as, shares our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Dr. Katz, our Chief Executive Officer and Chairman, formed our Sponsor which 100% is owned equally by Drs. Katz and Dinu, who are husband and wife; and have the sole financial and voting interest in our Sponsor that entitles it to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor. Accordingly, Drs. Katz and Dinu will benefit from the transaction to the extent of their interest in our Sponsor.

Drs. Katz and Dinu also formed a limited liability company named GigManagement, LLC, of which 50% is owned by each of Drs. Katz and Dinu. Drs. Katz and Dinu are also managing members of GigManagement, LLC. We are obligated, pursuant to an Administrative Services Agreement, commencing on the date of the Offering, to pay GigManagement, LLC a monthly fee of $30,000 per month for office space and general and administrative services until the consummation of an initial business combination. In conjunction with our services agreement with GigManagement, LLC and in connection with GigManagement, LLC’s affiliation with GigFounders, LLC, we have a licensing arrangement with GigFounders, LLC whereby we are permitted to use its “Private-to-Public Equity (PPE).”

We have agreed to pay our Chief Financial Officer, Christine M. Marshall, up to $20,000 a month for her services.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board of Directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Dr. Katz, our Chief Executive Officer and Chairman of the Board of Directors, and Dr. Dinu, one of our directors, are husband and wife.

Related Party Policy

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from October 29, 2025 (Inception) through December 31, 2025
Audit Fees (1)	$84,493
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$84,493

(1)
Audit Fees. Audit fees consist of fees billed and to be billed for professional services rendered for the audit of our financial statements, reviews of our condensed financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.
(3)
Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)
All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1*	Underwriting Agreement, dated January 26, 2026, by and between the Company and D. Boral Capital LLC, as representative of the underwriters named therein

3.1*	Amended and Restated Memorandum and Articles of Association

4.1**	Specimen Unit Certificate

4.2**	Specimen Class A Ordinary Share Certificate

4.3**	Specimen Right Certificate

4.4*	Rights Agreement between Continental Stock Transfer & Trust Company and the Company

10.1*

Insider Letter Agreement, dated January 26, 2026, by and between the Company and GigAcquisitions9 Corp., each of its officers and directors, Lynrock Lake Master Fund L.P. and certain other security holders named therein

10.2*	Registration Rights Agreement, dated January 26, 2026, by and among the Company, the Sponsor, and certain other security holders named therein

10.3*	Investment Management Trust Agreement, dated January 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company

10.4*	Administrative Services Agreement, dated January 26, 2026, by and among the Company and GigManagement, LLC

10.5*	Form of Indemnification Agreement

14.1**	Code of Business Conduct and Ethics

19***	Insider Trading Policy

31.1***	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1***	Clawback Policy

99.1**	Audit Committee Charter

99.2**	Compensation Committee Charter

99.3**	Nominating and Corporate Governance Committee Charter

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026, and incorporated herein by reference.

**	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 21, 2026, and incorporated herein by reference.

***	Filed herewith

‡

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigCapital9 Corp.

Date: March 31, 2026	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Avi S. Katz and Christine M. Marshall and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Avi S. Katz	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2026
Dr. Avi S. Katz

/s/ Christine M. Marshall	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2026
Christine M. Marshall

/s/ Dr. Raluca Dinu	Director	March 31, 2026
Dr. Raluca Dinu

/s/ Admiral (Ret.) David Ben-Bashat	Director	March 31, 2026
Admiral (Ret.) David Ben-Bashat

/s/ Raanan I. Horowitz	Director	March 31, 2026
Raanan I. Horowitz

/s/ Ambassador Adrian Zuckerman	Director	March 31, 2026
Ambassador Adrian Zuckerman

/s/ Luis Machuca	Director	March 31, 2026
Luis Machuca

/s/Maj. General (Ret.) Avi Mizrachi	Director	March 31, 2026
Maj. General (Ret.) Avi Mizrachi

/s/ Bryan Timm	Director	March 31, 2026
Bryan Timm