Form 10-Q
period 2026-03-31
GigCapital9 Corp.
filed 2026-05-13
CIK 2098712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission File Number: 001-43074

GigCapital9 Corp.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1894186
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one right to receive one-fifth of one Class A ordinary share	GIXXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	GIX	The Nasdaq Stock Market LLC
Rights, to receive one-fifth of one Class A ordinary share.	GIXXR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2026, the registrant had 25,688,954 Class A ordinary shares, $0.0001 par value per share and 10,857,857 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital9 Corp.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$1,863,122	$73,881
Prepaid expenses and other current assets	231,730	3,993
Total current assets	2,094,852	77,874
Cash and marketable securities held in Trust Account	254,531,176	—
Deferred offering costs	—	77,954
Other assets	52,450	—
TOTAL ASSETS	$256,678,478	$155,828
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$144,262	$65,108
Related party payable	20,371	100,000
Accrued liabilities	97,130	10,484
TOTAL LIABILITIES	261,763	175,592
Commitments and contingencies (Note 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share 200,000,000 shares authorized; 25,300,000 and zero shares at a redemption value of $10.06 per share and zero per share as of March 31, 2026 and December 31, 2025, respectively	254,431,176	—
Shareholders’ equity (deficit):
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; 388,954 and zero issued and outstanding as of March 31, 2026 and December 31, 2025, respectively (excludes 25,300,000 shares subject to possible redemption as of March 31, 2026)	39	—
Class B ordinary shares, par value of $0.0001 per share; 20,000,000 shares authorized; 10,857,857 and 7,679,427 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,086	768
Additional paid-in capital	777,004	24,232
Retained earnings (accumulated deficit)	1,207,410	(44,764)
Total shareholders’ equity (deficit)	1,985,539	(19,764)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$256,678,478	$155,828

The accompanying notes are an integral part of these condensed financial statements.

GigCapital9 Corp.

Condensed Statement of Operations and Comprehensive Income

(Unaudited)

Three Months Ended
March 31, 2026
Revenues	$—
General and administrative expenses	279,370
Loss from operations	(279,370)
Other income:
Interest income	368
Interest and dividend income on marketable securities held in Trust Account	1,531,176
Income before provision for income taxes	1,252,174
Provision for income taxes	—
Net income and comprehensive income	$1,252,174
Net income attributable to Class A ordinary shares subject to possible redemption	$804,304
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	17,710,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05
Net income attributable to Class A and B non-redeemable ordinary shares	$447,870
Basic and diluted weighted-average Class A and B non-redeemable ordinary shares outstanding	9,861,682
Basic and diluted net income per share, Class A and B non-redeemable ordinary shares	$0.05

The accompanying notes are an integral part of these condensed financial statements.

GigCapital9 Corp.

Condensed Statement of Shareholders’ Equity (Deficit)

(Unaudited)

	Class A		Class B			Retained
	Ordinary Shares		Ordinary Shares		Additional	Earnings	Shareholders’
Three Months Ended March 31, 2026	Shares	Amount	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity (Deficit)
Balance as of December 31, 2025	—	$—	7,679,427	$768	$24,232	$(44,764)	$(19,764)
Issuance of Class B ordinary shares in private placement	—	—	3,178,430	318	73,593	—	73,911
Issuance of Class A Units in private placement	388,954	39	—	—	3,787,362	—	3,787,401
Fair value of rights included in Public Units	—	—	—	—	9,917,756	—	9,917,756
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(65,740)	—	(65,740)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(12,960,199)	—	(12,960,199)
Net income	—	—	—	—	—	1,252,174	1,252,174
Balance as of March 31, 2026	388,954	$39	10,857,857	$1,086	$777,004	$1,207,410	$1,985,539

The accompanying notes are an integral part of these condensed financial statements.

GigCapital9 Corp.

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months Ended
March 31, 2026
OPERATING ACTIVITIES
Net income	$1,252,174
Adjustments to reconcile net income to net cash used by operating activities:
Interest and dividends earned on cash and marketable securities held in Trust Account	(1,531,176)
Changes in operating liabilities:
Prepaid expenses and other current assets	(227,737)
Other assets	(52,450)
Accounts payable	79,154
Related party payable	20,371
Accrued liabilities	11,646
Net cash used by operating activities	(448,018)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)
FINANCING ACTIVITIES
Proceeds from sale of public units, net of underwriting discount paid	251,975,000
Proceeds from sale of Private Investor Shares and Private Placement Units	3,763,938
Repayment of related party loan	(2,626)
Payment of offering costs	(499,053)
Net cash provided by financing activities	255,237,259
Net increase in cash	1,789,241
Cash at beginning of period	73,881
Cash at end of period	$1,863,122

Supplemental non-cash disclosure:
Accretion of Class A ordinary shares to redemption value	$12,960,199
Settlement of related party loan for Private Placement Units	$97,374
Deferred offering costs included in accrued liabilities	$75,000

The accompanying notes are an integral part of these condensed financial statements.

GigCapital9 Corp.

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

Organization and General

GigCapital9 Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on October 29, 2025. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s sponsor is GigAcquisitions9 Corp., a Cayman Islands exempted company (the “Sponsor”).

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from October 29, 2025 (date of inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds received from the Offering. The Company has selected December 31 as its fiscal year end.

On January 23, 2026, the Securities and Exchange Commission (the “SEC”) declared the Company’s Registration Statement on Form S-1 (File No. 333-291869) (the “Registration Statement”), as amended, in connection with the Offering, effective.

The Company entered into an underwriting agreement with D. Boral Capital LLC (the “Underwriter”) on January 26, 2026 to conduct the Offering of 22,000,000 units (the “Units”) in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the Underwriter to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any, in the amount of up to $33.0 million in additional gross proceeds. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination.

On January 28, 2026, the Company consummated the Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the Underwriter’s exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

Certain institutional accredited investors (none of which are affiliated with any member of management, the Sponsor or any other investor (the “non-managing investors”)) purchased an aggregate of (a) 3,178,430 Class B ordinary shares (the “Private Investor Shares”) at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 private placement units consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per unit in a private placement that occurred simultaneously with the completion of the Offering (the “Private Placement Unit”) for an aggregate purchase price of $2,814,541. The Private Investor Shares along with the Founder Shares (as defined below - see Note 4) collectively represent 30% of the outstanding ordinary shares, excluding the private placement shares that are an underlying security to the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses.

Following the closing of the Offering, proceeds in the amount of $253,000,000 from the sale of the Units in the Offering were placed in a trust account (the “Trust Account”) (discussed below).

Transaction costs amounted to $1,677,007, consisting of $1,025,000 of underwriting fees and $652,007 of offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

The Trust Account

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of an initial Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 24 months from the closing of the Offering or (3) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to the Company’s pre-business combination activity and related shareholders’ rights.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the proceeds of the Offering, although substantially all of the proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less withdrawals to pay taxes, if any, and such withdrawals can only be made from interest and not from the principal held in the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with the Business Combination, a public shareholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such ordinary shares were recorded at redemption amount and classified as temporary equity upon the completion of the Offering.

The Company has 24 months from the closing date of the Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less amounts withdrawn to pay taxes, if any (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor and those certain institutional investors participating in the private placement each entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their Founder Shares (as defined below), Private Investor Shares (as defined below), private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; (2) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Investor Shares and private placement shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (3) to waive their redemption rights with respect to their Founder Shares, Private Investor Shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not timely complete its initial Business Combination or with respect to any other provision relating to shareholders’ rights or pre-business (per above under Trust Account) combination activity.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Liquidity

As of March 31, 2026, the Company had $1,863,122 in cash and working capital of $1,833,089. Prior to the completion of the Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company completed its Offering and the private placement at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statements were issued, and therefore the substantial doubt has been alleviated.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2026, and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the period from October 29, 2025 (date of inception) through December 31, 2025, which was filed with the SEC on March 31, 2026. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying condensed statement of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account and the Trust Account held in financial institutions, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC's Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,677,007 consist principally of professional and registration fees incurred that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and offering costs allocated to the public rights (as discussed in Note 3) were charged to shareholders’ equity upon the completion of the Offering. As of December 31, 2025 these costs were included in deferred offering costs on the condensed balance sheets as the Offering was not consummated until January 28, 2026.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of March 31, 2026, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to public rights	(9,917,756)
Ordinary share issuance costs	(1,611,267)
Plus:
Accretion of carrying value to redemption value	12,960,199
Class A ordinary shares subject to possible redemption, March 31, 2026	$254,431,176

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statement of operations and comprehensive income. The key measures of segment profit (loss) reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States.

Share Rights

The Company accounted for the public and private placement rights issued in connection with the Offering and the private placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the rights under equity treatment at their assigned value.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. Offering

On January 28, 2026, the Company completed the Offering whereby the Company sold 25,300,000 Units at a price of $10.00 per Unit. Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination.

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

The Company paid an underwriting discount of $0.0405 per Unit to the Underwriter at the closing of the Offering.

The non-managing investors purchased an aggregate of (a) 3,178,430 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 Private Placement Units consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering for an aggregate purchase price of $2,814,541. The Private Investor Shares along with the Founder Shares collectively represent approximately 30% of the outstanding ordinary shares upon completion of the Offering, excluding the private placement shares that are an underlying security to the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administration expenses.

4. Related Party Transactions

Founder Shares

On October 29, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary (Cayman) Limited (“Harneys Fiduciary”) upon the Company’s formation was transferred by Harneys Fiduciary to the Sponsor and 7,850,228 Class B ordinary shares (the 7,850,229 Class B ordinary shares collectively are the “Founder Shares”) were issued to the Sponsor for an aggregate purchase price of $25,000. On November 20, 2025, the Sponsor surrendered 185,802 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,664,427 Founder Shares paid at a purchase price of $0.00326 per share.

On November 24, 2025, the Company granted 15,000 Founder Shares to its Chief Financial Officer (the “Insider Shares”), solely in consideration of future services, which remain subject to forfeiture back to the Company in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering the Sponsor sold 580,672 Founder Shares in the aggregate to six advisors to GigCapital Global (“Insiders”) at an aggregate price of $13,503, or $0.023254 per share, and 611,236 Founder Shares to Lynrock Lake Master Fund LP (“Lynrock”) at an aggregate price of $14,214. Following the sale of Founder Shares, the Sponsor holds 6,472,519 Founder Shares. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement Units

Simultaneously with the closing of the Offering, the Sponsor, Insiders and Lynrock purchased from the Company 107,500 Private Placement Units at a price of $9.7374 per Private Placement Unit pursuant to a Unit Purchase Agreement. In addition, as discussed in Note 3, the non-managing investors purchased 281,454 Private Placement Units at a price of $9.7374 per Private Placement Unit. Each five rights included in the Private Placement Units entitle the holder thereof to receive one Class A ordinary share upon the consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and, as a result, the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors have each agreed not to transfer, assign or sell any of their respective Founder Shares, Private Investor Shares, Private Placement Units or underlying securities to the Private Placement Units that they may hold from the date of the Offering until the date that is (i) in the case of the Founder Shares and the Private Investor Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units (and its underlying securities), until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Investor Shares and Private Placement Units will be part of the liquidating distribution to the public shareholders.

Registration Rights

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Offering with respect to their respective Founder Shares, Private Investor Shares, Private Placement Units or the underlying securities to the Private Placement Units. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the proposed registration rights agreement.

Related Party Loan

The Company entered into a promissory note with the Sponsor with a principal amount of $100,000 (the “Promissory Note”), of which none remained outstanding as of March 31, 2026 and $100,000 remained outstanding as of December 31, 2025. On January 28, 2026, the Promissory Note was settled in exchange for Private Placement Units totaling $97,374 and the remaining balance of $2,626 was repaid. The proceeds were used for the payment of expenses related to the Offering. The Promissory Note was non-interest bearing, unsecured and was due on the earlier of (i) December 31, 2026 or (ii) the date on which the Company consummated the Offering.

Administrative Services Agreement and Other Agreements

The Company has agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, GigManagement, LLC. Services commenced on January 27, 2026, the date the securities were first listed on Nasdaq, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Effective January 1, 2026, GigCapital Global entered into an agreement with DSDG Consulting Group Ltd. (“DSDG”) whereby DSDG will serve as the official representative of GigCapital Global in Israel under the name GigCapital IL. As the official representative of GigCapital Global, DSDG will assist the Company in identifying and evaluating potential de-SPAC targets within Israel. DSDG received an initial retainer of $20,000 for January 2026 and then will receive a monthly retainer of $10,000, which amount is cancellable at GigCapital Global's sole discretion with 30 days' notice. The retainer will be allocated to the special purpose acquisition company within GigCapital Global based on services provided. One of the Company's directors, Admiral (Ret.) David Ben-Bashat, has a direct interest in DSDG.

5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 25,688,954 and zero Class A ordinary shares issued and outstanding, respectively, of which 25,300,000 of the Class A ordinary shares outstanding as of March 31, 2026 are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 10,857,857 and 7,679,427 Class B ordinary shares issued and outstanding, respectively.

Rights

Except in cases where the Company is not the surviving company in an initial Business Combination, each holder of a right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of an initial Business Combination. In the event the Company is not the surviving company upon completion of an initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a Class A ordinary share of the new entity underlying each right upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, each holder must hold rights in multiples of five in order to receive shares for all of the rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of March 31, 2026, there were 25,657,625 rights outstanding.

The public rights have been classified within shareholders’ equity and will not require remeasurement after issuance.The following table presents the quantitative information regarding market assumptions used in the valuation of the public rights:

As of January 28, 2026
Trade price of Unit	$10.00
Share price	9.61
Market adjustment (1)	3.9%
Fair value per right	0.39

(1) Market adjustment reflects additional factors not fully captured by low volatility selection, which may include likelihood of the Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of share price. The adjustment is determined by comparing traded right prices to simulated model outputs.

Stock-based Compensation

Included in the outstanding Class B ordinary shares are 15,000 Insider Shares issued to Ms. Marshall, the Company’s Chief Financial Officer, solely in consideration of future services pursuant to the Grant of Insider Shares Agreement dated November, 2025 between the Company and Ms. Marshall. The 15,000 Insiders Shares issued to Ms. Marshall are subject to forfeiture as described in Note 4. If an initial Business Combination occurs and the 15,000 Insiders Shares have not been previously forfeited, the fair value of the Class B ordinary shares on the date the shares were granted will be recognized as stock-based compensation in the Company’s condensed statement of operations and comprehensive income when the completion of the Business Combination becomes probable.

6. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$254,531,176	$-

There were no other financial assets or liabilities measured on a recurring basis as of March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital9 Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to GigAcquisitions9 Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition company (“SPAC”), incorporated in the Cayman Islands and formed by an affiliate of the serial SPAC GigCapital Global, for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not selected any specific business combination target.

We intend to effectuate our initial business combination using cash from the proceeds of our Offering and the sale of the Private Placement Units, the sale of the Private Investor Shares, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The public units sold in the Offering each consist of one Class A ordinary share of the Company and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial business combination.

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

For the three months ended March 31, 2026, we had net income of $1,252,174, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $1,531,176 and $368, respectively that were partially offset by operating expenses of $279,370.

Liquidity and Capital Resources

Our liquidity needs have been satisfied to date through: (1) the receipt of $25,000 from the sale of the Founder Shares, (2) the net proceeds of $251,322,993 from the sale of the public units in the Offering, after deducting net offering expenses of approximately $1,677,007, which includes an underwriting discount of $1,025,000, (3) the sale of the Private Placement Units to our insiders for a purchase price of $1,046,771, and (4) the sale of Private Placement Units and the Private Investor Shares to the non-managing investors for a purchase price of $2,814,541. These transactions resulted in proceeds of $255,209,305 of which $253,000,000 was deposited in the Trust Account.

As of March 31, 2026, we held cash and marketable securities in the amount of $254,531,176 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the three months ended March 31, 2026, cash used in operating activities was $448,018, resulting from interest and dividends earned on marketable securities held in the Trust Account of $1,531,176, plus an increase in prepaid expenses and other current assets of $227,737 and other assets of $52,450. These are partially offset by net income of $1,252,174 and an increase in liabilities of $111,171, due to increases in accounts payable, related party payable, and accrued liabilities.

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

As of March 31, 2026, we had cash of $1,863,122 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of up to $20,000 for accounting services.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statement of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. As a result, diluted net income per share is the same as basic net income per share for the period presented.

Ordinary Shares subject to possible redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets. As of March 31, 2026, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2026, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

The statements in this section describe the known material risks to our business and should be considered carefully. As of March 31, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Consulting Shares

On October 29, 2025 (date of inception), one Class B ordinary share that was allotted to Harneys Fiduciary upon the Company’s formation was transferred by Harneys Fiduciary to the Sponsor and the Founder Shares were issued to the Sponsor for an aggregate purchase price of $25,000. On November 20, 2025, the Sponsor surrendered 185,802 Class B ordinary shares to the Company (which were cancelled) for no consideration, with the resulting 7,664,427 Founder Shares paid for at a purchase price of $0.00326 per share.

On November 24, 2025, the Company granted 15,000 Insiders Shares to its Chief Financial Officer, solely in consideration of future services. The 15,000 Insiders Shares granted to the Chief Financial Officer are subject to forfeiture back to the Company in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering the Sponsor sold 580,672 Founder Shares in the aggregate to the Insiders at an aggregate price of $13,503, and 611,236 Founder Shares to Lynrock at an aggregate price of $14,214, thus recouping in full the amount that our Sponsor paid to purchase all of the Founder Shares that it purchased, including the 6,472,519 Founder Shares it retained. In addition, simultaneously with the closing of the Offering, the Sponsor, Insiders and Lynrock purchased from the Company 107,500 Private Placement Units at a price of $9.7374 per Private Placement Unit pursuant to a Unit Purchase Agreement.The Class B ordinary shares owned by the Sponsor, Insiders, Lynrock and non-managing investors represent 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering, excluding the private placement shares that are an underlying security to the Private Placement Units.

The shares issued to the Sponsor, Chief Financial Officer, Insiders and Lynrock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Investor Shares and Private Placement Units

Certain institutional accredited investors (none of which are affiliated with any member of management, the Sponsor or any other investor (the “non-managing investors”)) purchased an aggregate of (a) 3,178,430 Private Investor Shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 Private Placement Units at a price of $9.7374 per unit for an aggregate purchase price of $2,814,541.

The Private Investor Shares and Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The institutional investors are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds

On January 23, 2026, the Registration Statement (File No. 333-291869), as amended, relating to the Offering of the Company was declared effective by the SEC.

The Company entered into an underwriting agreement with the Underwriter on January 26, 2026 to conduct the Offering of 22,000,000 Units in the amount of $220.0 million in gross proceeds, with a 45-day option provided to the Underwriter to purchase up to 3,300,000 additional Units solely to cover over-allotments, if any, in the amount of up to $33.0 million in additional gross proceeds.

Each Unit consists of one of the Company’s Class A ordinary shares, $0.0001 par value, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination.

On January 28, 2026, the Company consummated the Offering of 25,300,000 Units, including the issuance of 3,300,000 Units as a result of the Underwriter’s exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $253,000,000.

As of March 31, 2026, we had cash of $1,863,122 for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1**	Amended and Restated Memorandum and Articles of Association
4.1***	Specimen Unit Certificate
4.2***	Specimen Class A Ordinary Share Certificate
4.3***	Specimen Right Certificate
4.4**	Rights Agreement, Dated January 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company
10.1**

Insider Letter Agreement, dated January 26, 2026, by and between the Company and GigAcquisitions9 Corp., each of its officers and directors, Lynrock Lake Master Fund L.P. and certain other security holders named therein

10.2**	Registration Rights Agreement, dated January 26, 2026, by and among the Company, the Sponsor, and certain other security holders named therein
10.3**	Investment Management Trust Agreement, dated January 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company
10.4**	Administrative Services Agreement, dated January 26, 2026, by and among the Company and GigManagement, LLC
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

** Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026, and incorporated herein by reference.

*** Previously filed with that certain Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on January 21, 2026, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GigCapital9 Corp.

Date: May 13, 2026	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)