Form 10-Q
period 2026-06-30
GigCapital9 Corp.
filed 2026-08-05
CIK 2098712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 25,688,954 Class A ordinary shares, $0.0001 par value per share and 10,857,857 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GigCapital9 Corp.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash	$1,444,000	$73,881
Prepaid expenses and other current assets	177,578	3,993
Total current assets	1,621,578	77,874
Cash and marketable securities held in Trust Account	256,785,679	—
Deferred offering costs	—	77,954
Other assets	36,457	—
TOTAL ASSETS	$258,443,714	$155,828
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,355	$65,108
Related party payable	31,652	100,000
Accrued liabilities	78,000	10,484
TOTAL LIABILITIES	129,007	175,592
Commitments and contingencies (Note 4)
Class A ordinary shares subject to possible redemption, par value of $0.0001 per share 200,000,000 shares authorized; 25,300,000 and zero shares at a redemption value of $10.15 per share and zero per share as of June 30, 2026 and December 31, 2025, respectively	256,685,679	—
Shareholders’ equity (deficit):
Preferred shares, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, par value of $0.0001 per share; 200,000,000 shares authorized; 388,954 and zero issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (excludes 25,300,000 shares subject to possible redemption as of June 30, 2026)	39	—
Class B ordinary shares, par value of $0.0001 per share; 20,000,000 shares authorized; 10,857,857 and 7,679,427 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,086	768
Additional paid-in capital	—	24,232
Retained earnings (accumulated deficit)	1,627,903	(44,764)
Total shareholders’ equity (deficit)	1,629,028	(19,764)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$258,443,714	$155,828

The accompanying notes are an integral part of these condensed financial statements.

GigCapital9 Corp.

Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Revenues	$—	$—
General and administrative expenses	356,922	636,292
Loss from operations	(356,922)	(636,292)
Other income:
Interest income	411	779
Interest and dividend income on marketable securities held in Trust Account	2,254,503	3,785,679
Income before provision for income taxes	1,897,992	3,150,166
Provision for income taxes	—	—
Net income and comprehensive income	$1,897,992	$3,150,166
Net income attributable to Class A ordinary shares subject to possible redemption	$1,314,449	$2,114,020
Basic and diluted weighted-average shares outstanding, Class A ordinary shares subject to possible redemption	25,300,000	21,525,967
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$0.10
Net income attributable to Class A and B non-redeemable ordinary shares	$583,543	$1,036,146
Basic and diluted weighted-average Class A and B non-redeemable ordinary shares outstanding	11,231,811	10,550,531
Basic and diluted net income per share, Class A and B non-redeemable ordinary shares	$0.05	$0.10

The accompanying notes are an integral part of these condensed financial statements.

GigCapital9 Corp.

Condensed Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Class A		Class B
	Ordinary Shares		Ordinary Shares		Additional
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Shareholders’ Equity
Balance as of March 31, 2026	388,954	$39	10,857,857	$1,086	$777,004	$1,207,410	$1,985,539
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(2,254,503)	—	(2,254,503)
Reclass of negative additional paid-in capital to retained earnings	—	—	—	—	1,477,499	(1,477,499)	—
Net income	—	—	—	—	—	1,897,992	1,897,992
Balance as of June 30, 2026	388,954	$39	10,857,857	$1,086	$—	$1,627,903	$1,629,028

	Class A		Class B			Retained
	Ordinary Shares		Ordinary Shares		Additional	Earnings	Shareholders’
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Equity (Deficit)
Balance as of December 31, 2025	—	$—	7,679,427	$768	$24,232	$(44,764)	$(19,764)
Issuance of Class B ordinary shares in private placement	—	—	3,178,430	318	73,593	—	73,911
Issuance of Private Placement Units	388,954	39	—	—	3,787,362	—	3,787,401
Fair value of rights included in Public Units	—	—	—	—	9,917,756	—	9,917,756
Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(65,740)	—	(65,740)
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(15,214,702)	—	(15,214,702)
Reclass of negative additional paid-in capital to retained earnings	—	—	—	—	1,477,499	(1,477,499)	—
Net income	—	—	—	—	—	3,150,166	3,150,166
Balance as of June 30, 2026	388,954	$39	10,857,857	$1,086	$—	$1,627,903	$1,629,028

The accompanying notes are an integral part of these condensed financial statements.

GigCapital9 Corp.

Condensed Statement of Cash Flows

(Unaudited)

For the Six Months Ended
June 30, 2026
OPERATING ACTIVITIES
Net income	$3,150,166
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividends earned on cash and marketable securities held in Trust Account	(3,785,679)
Changes in operating liabilities:
Prepaid expenses and other current assets	(173,585)
Other assets	(36,457)
Accounts payable	(45,753)
Related party payable	31,652
Accrued liabilities	(7,484)
Net cash used in operating activities	(867,140)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(253,000,000)
Net cash used in investing activities	(253,000,000)
FINANCING ACTIVITIES
Proceeds from sale of public units, net of underwriting discount paid	251,975,000
Proceeds from sale of Private Investor Shares and Private Placement Units	3,763,938
Repayment of related party loan	(2,626)
Payment of offering costs	(499,053)
Net cash provided by financing activities	255,237,259
Net increase in cash	1,370,119
Cash at beginning of period	73,881
Cash at end of period	$1,444,000

Supplemental non-cash disclosure:
Accretion of Class A ordinary shares to redemption value	$15,214,702
Settlement of related party loan for Private Placement Units	$97,374
Deferred offering costs included in accrued liabilities	$75,000

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 29, 2025 (date of inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Offering”), as described below, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and dividend income on cash, cash equivalents and marketable securities from the proceeds received from the Offering. The Company has selected December 31 as its fiscal year end.

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

Certain institutional accredited investors (none of which are affiliated with any member of management, the Sponsor or any other investor (the “non-managing investors”)) purchased an aggregate of (a) 3,178,430 Class B ordinary shares (the “Private Investor Shares”) at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 private placement units consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per unit in a private placement that occurred simultaneously with the completion of the Offering (the “Private Placement Units”) for an aggregate purchase price of $2,814,541. The Private Investor Shares along with the Founder Shares (as defined below - see Note 4) collectively represent 30% of the outstanding ordinary shares, excluding the private placement shares underlying the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the proceeds of the Offering, although substantially all of the proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less withdrawals to pay taxes, if any, and such withdrawals can only be made from interest and not from the principal held in the Trust Account) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company has 24 months from the closing date of the Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less amounts withdrawn to pay taxes, if any (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining shareholders, as part of its plan of dissolution and liquidation. The Sponsor and those certain institutional investors participating in the private placement each entered into agreements with the Company, pursuant to which they agreed: (1) to waive their redemption rights with respect to their Founder Shares (as defined below), Private Investor Shares (as defined below), private placement shares and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the Company’s initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; (2) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares, Private Investor Shares and private placement shares if the Company fails to complete its initial Business Combination within 24 months from the closing of the Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame; and (3) to waive their redemption rights with respect to their Founder Shares, Private Investor Shares and private placement shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association that would modify the substance or timing of the Company’s obligation to redeem 100% of the Company’s public shares if the Company does not timely complete its initial Business Combination or with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Offering.

Liquidity

As of June 30, 2026, the Company had $1,444,000 in cash and working capital of $1,492,571. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2026, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the period from October 29, 2025 (date of inception) through December 31, 2025, which was filed with the SEC on March 31, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. As a result, diluted net income per share is the same as basic net income per share for the periods presented.

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury securities and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on marketable securities held in the Trust Account in the accompanying condensed statements of operations and comprehensive income. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and the SEC's Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering.” Offering costs in the amount of $1,677,007 consist principally of professional and registration fees incurred that are related to the Offering. Offering costs were allocated to the separable financial instruments issued in the Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the public shares were charged to temporary equity and offering costs allocated to the public rights (as discussed in Note 3) were charged to shareholders’ equity upon the completion of the Offering. As of December 31, 2025, these costs were included in deferred offering costs on the condensed balance sheets as the Offering was not consummated until January 28, 2026.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. Immediately upon the closing of the Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital. As of June 30, 2026, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$253,000,000
Less:
Proceeds allocated to public rights	(9,917,756)
Ordinary share issuance costs	(1,611,267)
Plus:
Accretion of carrying value to redemption value - three months ended March 31, 2026	12,960,199
Accretion of carrying value to redemption value - three months ended June 30, 2026	2,254,503
Class A ordinary shares subject to possible redemption, June 30, 2026	$256,685,679

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations and comprehensive income. The key measures of segment profit (loss) reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3. Offering

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

The non-managing investors purchased an aggregate of (a) 3,178,430 Class B ordinary shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 Private Placement Units consisting of one Class A ordinary share and one right to receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination at a price of $9.7374 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering for an aggregate purchase price of $2,814,541. The Private Investor Shares along with the Founder Shares collectively represent approximately 30% of the outstanding ordinary shares upon completion of the Offering, excluding the private placement shares underlying the Private Placement Units. The private placement proceeds will be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

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

At the consummation of the Offering, the Sponsor sold 580,672 Founder Shares in the aggregate to six advisors to GigCapital Global (“Insiders”) at an aggregate price of $13,503, or $0.023254 per share, and 611,236 Founder Shares to Lynrock Lake Master Fund LP (“Lynrock”) at an aggregate price of $14,214. Following the sale of Founder Shares, the Sponsor holds 6,472,519 Founder Shares. The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement Units

Simultaneously with the closing of the Offering, the Sponsor, Insiders and Lynrock purchased from the Company 107,500 Private Placement Units at a price of $9.7374 per Private Placement Unit pursuant to a Unit Purchase Agreement. In addition, as discussed in Note 3, the non-managing investors purchased 281,454 Private Placement Units at a price of $9.7374 per Private Placement Unit. Every five rights included in the Private Placement Units entitle the holder thereof to receive one Class A ordinary share upon the consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, the holder must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and, as a result, the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors have each agreed not to transfer, assign or sell any of their respective Founder Shares, Private Investor Shares, Private Placement Units or securities underlying the Private Placement Units that they may hold from the date of the Offering until the date that is (i) in the case of the Founder Shares and the Private Investor Shares, the earlier of (A) 6 months after the date of the consummation of the Company’s initial Business Combination or (B)

subsequent to the Company’s initial Business Combination, (x) the date on which the last sale price of the Company’s Class A ordinary shares equals or exceeds $11.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination, or (y) the date on which the Company consummates a liquidation, merger, share exchange or other similar transaction after the Company’s initial Business Combination which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units (and their underlying securities), until 30 days after the completion of the Company’s initial Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Investor Shares and Private Placement Units will be part of the liquidating distribution to the public shareholders.

Registration Rights

The Company’s Sponsor, Insiders, Lynrock and the non-managing investors and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement signed on the date of the prospectus for the Offering with respect to their respective Founder Shares, Private Investor Shares, Private Placement Units or the securities underlying the Private Placement Units. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Related Party Loan

The Company entered into a promissory note with the Sponsor with a principal amount of $100,000 (the “Promissory Note”), of which none remained outstanding as of June 30, 2026 and $100,000 remained outstanding as of December 31, 2025. On January 28, 2026, the Promissory Note was settled in exchange for Private Placement Units totaling $97,374 and the remaining balance of $2,626 was repaid. The proceeds were used for the payment of expenses related to the Offering. The Promissory Note was non-interest bearing, unsecured and was due on the earlier of (i) December 31, 2026 or (ii) the date on which the Company consummated the Offering.

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

Note 5. Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 25,688,954 and zero Class A ordinary shares issued and outstanding, respectively, of which 25,300,000 of the Class A ordinary shares outstanding as of June 30, 2026 are subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 10,857,857 and 7,679,427 Class B ordinary shares issued and outstanding, respectively.

Rights

Except in cases where the Company is not the surviving company in an initial Business Combination, each holder of a right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of an initial Business Combination. In the event the Company is not the surviving company upon completion of an initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of a Class A ordinary share of the new entity underlying each right upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise determined by the board of directors as provided by Cayman Islands laws. As a result, each holder must hold rights in multiples of five in order to receive shares for all of the rights upon closing of an initial Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of June 30, 2026, there were 25,688,954 rights outstanding.

The public rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public rights:

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

Stock-based Compensation

Included in the outstanding Class B ordinary shares are 15,000 Insider Shares issued to Ms. Marshall, the Company’s Chief Financial Officer, solely in consideration of future services pursuant to the Grant of Insider Shares Agreement dated November, 2025 between the Company and Ms. Marshall. The 15,000 Insider Shares issued to Ms. Marshall are subject to forfeiture as described in Note 4. If an initial Business Combination occurs and the 15,000 Insider Shares have not been previously forfeited, the fair value of the Class B ordinary shares on the date the shares were granted will be recognized as stock-based compensation in the Company’s condensed statement of operations and comprehensive income when the completion of the Business Combination becomes probable.

Note 6. Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$256,785,679	$-

There were no other financial assets or liabilities measured on a recurring basis as of June 30, 2026 and December 31, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should,” “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended June 30, 2026, we had net income of $1,897,992, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $2,254,503 and $411, respectively, that were partially offset by operating expenses of $356,922.

For the six months ended June 30, 2026, we had net income of $3,150,166, which consisted of interest and dividend income on cash and marketable securities held in the Trust Account and operating account of $3,785,679 and $779, respectively, that were partially offset by operating expenses of $636,292.

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

As of June 30, 2026, we held cash and marketable securities in the amount of $256,785,679 in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

For the six months ended June 30, 2026, cash used in operating activities was $867,140, resulting from interest and dividends earned on marketable securities held in the Trust Account of $3,785,679, plus increases in prepaid expenses and other current assets of $173,585 and other assets of $36,457, and a decrease in accounts payable and accrued liabilities of $53,237. These are partially offset by net income of $3,150,166 and an increase in related party payable of $31,652.

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

As of June 30, 2026, we had cash of $1,444,000 held outside the Trust Account. If the proceeds not held in the Trust Account become insufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time, we intend to manage our cash flow through the timing and payment of expenses or, if necessary, raise additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of June 30, 2026, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay GigManagement, LLC a monthly fee of $30,000 for office space, administrative services and secretarial support and an agreement with our Chief Financial Officer to pay a monthly fee of up to $20,000 for accounting services.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The weighted-average ordinary shares are reduced for the effect of the Class B ordinary shares that are subject to forfeiture. The Company’s condensed statements of operations and comprehensive income include a presentation of net income per share subject to redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A ordinary shares subject to possible redemption and consistent with ASC 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share. As a result, diluted net income per share is the same as basic net income per share for the period presented.

Ordinary Shares Subject to Possible Redemption

Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. As of June 30, 2026, 25,300,000 Class A ordinary shares were issued and outstanding and subject to possible redemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2026, we were not subject to any market or interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

The statements in this section describe the known material risks to our business and should be considered carefully. As of June 30, 2026, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder and Insider Shares

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

On November 24, 2025, the Company granted 15,000 Insider Shares to its Chief Financial Officer, solely in consideration of future services. The 15,000 Insider Shares granted to the Chief Financial Officer are subject to forfeiture back to the Company in the event the Chief Financial Officer resigns or is removed for cause prior to consummation of an initial Business Combination.

At the consummation of the Offering, the Sponsor sold 580,672 Founder Shares in the aggregate to the Insiders at an aggregate price of $13,503, and 611,236 Founder Shares to Lynrock at an aggregate price of $14,214, thus recouping in full the amount that our Sponsor paid to purchase all of the Founder Shares that it purchased, including the 6,472,519 Founder Shares it retained. In addition, simultaneously with the closing of the Offering, the Sponsor, Insiders and Lynrock purchased from the Company 107,500 Private Placement Units at a price of $9.7374 per Private Placement Unit pursuant to a Unit Purchase Agreement. The Class B ordinary shares owned by the Sponsor, Insiders, Lynrock and non-managing investors represent 30% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Offering, excluding the private placement shares underlying the Private Placement Units.

The shares issued to the Sponsor, Chief Financial Officer, Insiders and Lynrock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of the Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Investor Shares and Private Placement Units

Certain non-managing investors purchased an aggregate of (a) 3,178,430 Private Investor Shares at a purchase price per Class B ordinary share of $0.023254, and (b) an aggregate of 281,454 Private Placement Units at a price of $9.7374 per unit for an aggregate purchase price of $2,814,541.

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

As of June 30, 2026, we had cash of $1,444,000 for working capital purposes.

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

10.2**	Registration Rights Agreement, dated January 26, 2026, by and among the Company, the Sponsor, and certain other security holders named therein
10.3**	Investment Management Trust Agreement, dated January 26, 2026, by and between the Company and Continental Stock Transfer & Trust Company
10.4**	Administrative Services Agreement, dated January 26, 2026, by and between the Company and GigManagement, LLC
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

GigCapital9 Corp.

Date: August 5, 2026	By:	/s/ Dr. Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Christine M. Marshall
Christine M. Marshall
Chief Financial Officer (Principal Financial and Accounting Officer)